Form 10-Q
period 2008-03-31
Pickford Minerals, Inc.
filed 2008-04-18
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission file # 333-149617

                            PICKFORD MINERALS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0471927
                    (I.R.S. Employer Identification number)

          888 3RD STREET SW, SUITE 1000, CALGARY, ALBERTA     T2G 4B7
            (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: 403.561.9535

           Securities registered under Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  [  x  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer  [   ]               Accelerated  filer          [   ]
Non-accelerated  filer     [   ]               Smaller  reporting  company [ X ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                         Yes  [X]  No  [  ]

As of March 31, 2008, the registrant had 11,251,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


PICKFORD MINERALS, INC.
(An exploration stage company)

Balance Sheets
March 31, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------
                                                                         March  31   December 31
                                                                              2008          2007
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $   11,153   $     2,044
Prepaid expenses                                                             1,222         1,222
-------------------------------------------------------------------------------------------------

                                                                            12,375         3,266

Exploration program security deposit                                         4,809         4,809
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $   17,184   $     8,075
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Notes payable                                                               15,567             -
Accounts payable and accrued liabilities                                     8,925             -
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           24,492             -
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  11,251,300 common shares                            1,125         1,125
                        (December 31, 2007:  11,251,300)

ADDITIONAL PAID-IN CAPITAL                                                  18,931        18,931

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                         (27,364)      (11,981)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (7,308)        8,075
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $   17,184   $     8,075
=================================================================================================

The accompanying notes are an integral part of these financial statements.


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to March 31, 2008
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                accumulated          Total
                                                                                    Additional       during  shareholder's
                                              Preferred Stock    Common Stock          paid-in  exploration         equity
                                               Shares  Amount      Shares   Amount     capital        stage   (deficiency)
--------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for debt settlement
on June 22, 2005 at $0.0001 per share               -  $    -  10,300,000  $ 1,030  $        -  $        -   $      1,030

Issuance of common stock for cash on
October 25, 2005 at $0.02 per share                 -  $    -     750,000  $    75  $   14,925  $        -   $     15,000

Issuance of common stock for debt settlement on
October 31, 2005 at $0.02 per share                 -       -     201,300       20       4,006           -          4,026

(Loss) and comprehensive loss for the period        -       -           -        -           -      (6,418)        (6,418)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                          -  $    -  11,251,300  $ 1,125  $   18,931  $   (6,418)  $     13,638
--------------------------------------------------------------------------------------------------------------------------

(Loss) and comprehensive loss for the year          -       -           -        -           -      (5,935)        (5,935)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                          -  $    -  11,251,300  $ 1,125  $   18,931  $  (12,353)  $      7,703
--------------------------------------------------------------------------------------------------------------------------

Income and comprehensive income for the year        -       -           -        -           -         372            372
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                          -  $    -  11,251,300  $ 1,125  $   18,931  $  (11,981)  $      8,075
--------------------------------------------------------------------------------------------------------------------------

Income and comprehensive income for the period      -       -           -        -           -     (15,383)       (15,383)
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                             -  $    -  11,251,300  $ 1,125  $   18,931  $  (27,364)  $     (7,308)
==========================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Cumulative from
                                                                       June 22, 2005
                                                                      (inception) to     Three months ended      Three months ended
                                                                      March 31, 2008         March 31, 2008          March 31, 2007
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                                         $            83     $               41      $                -
Interest expenses                                                                567                    567      $                -
Office expenses                                                                3,550                      -                       -
Professional fees                                                             14,955                 13,925                       -
Resource property acquisition and exploration costs                            7,568                      -                       -
Transfer agent                                                                   850                    850                       -
Foreign exchange loss (gain)                                                    (209)                     -                       -
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                          27,364                 15,383                       -
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD     $       (27,364)    $          (15,383)     $                -
------------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                         $            (0.00)     $            (0.00)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                                              11,251,300              11,251,300
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------
                                                  Cumulative from
                                                    June 22, 2005
                                                   (inception) to    Three months ended    Three months ended
                                                   March 31, 2008        March 31, 2008        March 31, 2007
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                  $      (27,364)    $         (15,383)    $                -

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                 (1,222)                    -                      -
- accounts payable and accrued liabilities                13,981                 8,925                      -
- exploration program security deposit                    (4,809)                    -                      -
-------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES             (19,414)               (6,458)                     -
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note                             15,567                15,567                      -
Proceeds from issuance of common stock                    15,000                     -                      -
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 30,567                15,567                      -
-------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                     11,153                 9,109                      -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -                 2,044                      -
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $       11,153     $          11,153     $                -
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Pickford Minerals, Inc. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 22, 2005. The Company's fiscal year end is December 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located between Paradise River and Eagle River, approximately 22 km. west-southwest of the community of Paradise River, Labrador, Canada, and has not yet determined whether these properties contain reserves that are economically recoverable.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $27,364 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting  Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at March 31, 2008, there were no cash equivalents.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2008, the Company had no balance in a bank beyond insured limits.

Foreign  Currency  Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars as follows:

At the transaction date each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral  Property  Payments  and  Exploration  Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proved and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proved and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Long-lived  assets  impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2008, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based  Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended March 31, 2008.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended March 31, 2008.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New  Accounting  Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The adoption of SFAS No. 157 did not have a material effect on the Company's financial condition or results of operations.

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 did not have a material effect on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements.

NOTE  3  -  MINERAL  PROPERTY  INTEREST

On October 31, 2005 the Company acquired a 100% interest in two non-contiguous properties located between Paradise River and Eagle River, approximately 22 km. west-southwest of the community of Paradise River, Labrador, Canada. The claims were acquired from a non-affiliated third party for a total consideration of $4,026, which covered an exploration program security deposit and staking and other related costs of $441 (CAD$500) and $3,585, respectively. The Company expensed the staking and other related costs of $3,585 in connection with the acquisition of the mineral claims.

In connection with the above noted mineral property, the Company had made $4,809 (CAD$4,500) and $1,841 (CAD$2,000) for exploration program security deposit in fiscal year 2007 and 2006, respectively. The Company is required to incur exploration expenditures of CAD$9,300 for the above noted mineral claims before July 13, 2008. Failure in compliance of the exploration requirement will result the forfeiture of the exploration program deposit made to the mining division of Labrador Canada.

NOTE 4 - NOTE PAYABLE

On January 23, 2008, the Company issued an unsecurred promissory note of $15,000 to a non affiliated party, bearing an interest rate of 20% per annum, maturing on July 23, 2008. As at March 31, 2008, the note has accrued interest of $567.


NOTE 5 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 11,251,300 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On June 22, 2005, the Company issued 10,300,000 common stocks for the debt settlement at $0.0001 per share in connection with legal fees paid by a former director of the Company.

On October 25, 2005, the Company issued 750,000 common stocks for cash at $0.02 per share.

On October 31, 2005, the Company issued 201,300 common stocks for debt settlement at $0.02 per share in connection with acquisition of mineral property (Note 3)

NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are an exploration stage company in that we are engaged in the search for mineral deposits that are not in either the development or production stage, with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on our property. We need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

Our business is in the early stage of development. We have not commenced business operations. We have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. To date, our activities have been limited to organizational matters, acquiring the Paradise River Property, obtaining a geology report and the preparation and filing of our securities registration statement.

On  March  10,  2008  we  filed  Registration  Statement with the Securities and
Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. Until we have sold at least 1,200,000 shares, we will not disburse the funds. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and will remain open until the earlier of the date that all offered shares are sold and August 6, 2008; provided that, the minimum subscription is sold by July 7, 2008. No subscriptions will be accepted until the minimum offering is subscribed. Once accepted, subscriptions are irrevocable and cannot be withdrawn by the subscriber. If we are unable to sell the minimum subscriptions by July 7, 2008, all funds will be promptly returned to subscribers without interest or deductions. As of April 10, 2008, none of the offered shares have been sold. All incurred expenses have thus far been funded by private placements and by loans from our officers.

Our assets are limited to cash and our mineral claims, the acquisition of which has been recorded as an expense in our financial statements in accordance with our accounting policy. As of March 31, 2008 we had total assets of $17,184 comprised of $11,153 in cash and cash equivalents, $1,222 in prepaid expenses and $4,809 exploration program security deposit.

Since inception on June 22, 2005, our activities have been financed from the proceeds of share subscriptions and a promissory note for $15,000 issued to a non-affiliated third party on January 23, 2008. The promissory note accrues interest at the rate of 20% per annum, and is due and payable on July 23, 2008. Proceeds from the promissory note were used to pay for offering expenses, claim renewal and working capital.

We have sufficient working capital to maintain our present level of operations for the next 12 months. The net proceeds from this offering, together with existing cash, will be sufficient to meet the anticipated cash requirements of our business plan for at least the next 12 months, and will enable us to complete Phase I of our proposed exploration program but not Phase II. We will be required to seek additional funding in order to complete Phase II.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

RESULTS  OF  OPERATIONS

We did not earn any revenue from inception on June 22, 2005 to March 31, 2008. We do not anticipate earning revenue until such time as we have entered into commercial production of the Paradise River Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the Paradise River Property, or that if such resources are discovered that we will commercially produce them.

During the three month period ended March 31, 2008, we incurred operating expenses in the amount of $15,383, primarily related to accounting and legal fees. Interest on the promissory note totaled $567. We also incurred transfer agent expenses of $850.

ITEM  4.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  publicly  traded.

As  of  March  31,  2008  there  were  six owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On  March  10,  2008  we  filed  Registration  Statement with the Securities and
Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. Until we have sold at least 1,200,000 shares, we will not disburse the funds. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and will remain open until the earlier of the date that all offered shares are sold and August 6, 2008; provided that, the minimum subscription is sold by July 7, 2008. No subscriptions will be accepted until the minimum offering is subscribed. Once accepted, subscriptions are irrevocable and cannot be withdrawn by the subscriber. If we are unable to sell the minimum subscriptions by July 7, 2008, all funds will be promptly returned to subscribers without interest or deductions. As of April 10, 2008, none of the offered shares have been sold. All incurred expenses have thus far been funded by private placements and by loans from our officers.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1     Officers' Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PICKFORD MINERALS, INC.




Date: April 10, 2008                         /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer