Form 10-Q
period 2008-06-30
Pickford Minerals, Inc.
filed 2008-08-19
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

As of June 30, 2008, the registrant had 11,251,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


PICKFORD MINERALS, INC.
(An exploration stage company)

Balance Sheets
June 30, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------
                                                                         June 30     December 31
                                                                            2008            2007
--------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $ 58,662     $      2,044
Prepaid expenses                                                           1,222            1,222
--------------------------------------------------------------------------------------------------

                                                                          59,884            3,266

Exploration program security deposit                                           -            4,809
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $ 59,884     $      8,075
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Notes payable                                                             16,317                -
Accounts payable and accrued liabilities                                     447                -
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         16,764                -
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL

Authorized:

50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil

100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  11,251,300 common shares                          1,125            1,125
                        (December 31, 2007:  11,251,300)

ADDITIONAL PAID-IN CAPITAL                                                18,931           18,931
Share subscriptions received                                              52,750
(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                       (29,686)         (11,981)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                43,120            8,075
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 59,884     $      8,075
==================================================================================================

The accompanying notes are an integral part of these financial statements.


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 22, 2005 (inception) to June 30, 2008
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                                                   accumulated          Total
                                                                        Additional          Share       during  shareholder's
                                  Preferred Stock        Common Stock      paid-in  Subscriptions  exploration         equity
                                  Shares   Amount      Shares   Amount     capital       Received        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
debt settlement on June 22, 2005
at $0.0001 per share                   -   $    -  10,300,000  $ 1,030  $       -   $          -   $        -   $      1,030

Issuance of common stock for
cash on October 25, 2005 at
$0.02 per share                        -        -     750,000       75     14,925              -            -         15,000

Issuance of common stock for
debt settlement on October 31,
2005 at $0.02 per share                -        -     201,300       20      4,006              -            -          4,026

Net (loss) and comprehensive
(loss) for the period                  -        -           -        -          -              -       (6,418)        (6,418)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005             -   $    -  11,251,300  $ 1,125  $  18,931   $          -   $   (6,418)  $     13,638
-----------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive
(loss) for the year                    -        -           -        -          -              -       (5,935)        (5,935)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006             -   $    -  11,251,300  $ 1,125  $  18,931   $          -   $  (12,353)  $      7,703
-----------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive
income for the year                    -        -           -        -          -              -          372            372
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007             -   $    -  11,251,300  $ 1,125  $  18,931   $          -   $  (11,981)  $      8,075
-----------------------------------------------------------------------------------------------------------------------------

Share subscriptions                    -        -           -        -          -         52,750            -         52,750

Net (loss) and comprehensive
(loss) for the period                  -        -           -        -          -              -      (17,705)       (17,705)
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2008                 -   $    -  11,251,300  $ 1,125  $  18,931   $     52,750   $  (29,686)  $     43,120
=============================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------
                                                                      Cumulative
                                                                            from
                                                                   June 22, 2005       Three months ended      Six months ended
                                                                  (inception) to            June 30                 June 30
                                                                   June 30, 2008       2008        2007        2008         2007
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                                      $         131   $      48   $       -   $      89   $        -
Interest expenses                                                         1,317         750           -       1,317            -
Office expenses                                                           3,682         132           -         132            -
Professional fees                                                        16,347       1,392           -      15,317            -
Resource property acquisition and exploration costs                       7,568           -           -           -            -
Transfer agent                                                              850           -           -         850            -
Foreign exchange loss (gain)                                               (209)          -           -           -            -
---------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                     29,686       2,322           -      17,705            -
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD  $     (29,686)  $  (2,322)  $       -   $ (17,705)  $        -
---------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                  $   (0.00)  $   (0.00)  $   (0.00)  $    (0.00)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                               11,251,300  11,251,300  11,251,300  11,251,300
=================================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------
                                                             Cumulative from
                                                               June 22, 2005
                                                              (inception) to   Six months ended   Six months ended
                                                               June 30, 2008      June 30, 2008      June 30, 2007
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                             $      (29,686)   $       (17,705)   $             -

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                            (1,222)                 -                  -
- accounts payable and accrued liabilities                              447                447                  -
- exploration program security deposit                                    -              4,809                  -
------------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                        (30,461)           (12,449)                 -
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note                                        16,317             16,317                  -
Proceeds from issuance of common stock /share subscriptions          72,806             52,750                  -
------------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                                   89,123             69,067                  -
------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                58,662             56,618                  -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -              2,044                  -
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $       58,662    $        58,662    $             -
==================================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $29,686 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash
equivalents.   As at June 30, 2008, there were no cash equivalents.

Use of Estimates
----------------

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

Concentration of Credit Risk
----------------------------

The Company places its cash and cash equivalents with high credit quality financial institutions. As of June 30, 2008, the Company had no balance in a bank beyond insured limits.

Foreign Currency Transactions
-----------------------------

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

------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
-----------------------------------

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

Mineral Property Payments and Exploration Costs
-----------------------------------------------

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

Long-lived assets impairment
----------------------------

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

Assets retirement obligations
-----------------------------

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2008, the Company does not have any asset retirement obligations.

Costs associated with environmental remediation obligations will be accrued when it is probable that such costs will be incurred and they can be reasonably estimated.

Stock-Based Compensation
------------------------

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

The Company did not grant any stock options during the period ended June 30, 2008.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended June 30, 2008.

Income Taxes
------------

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

Basic and Diluted Loss Per Share
--------------------------------

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

New Accounting Pronouncements
-----------------------------

In March 2008, the FASB issued FASB Statement No.161 ("SFAS161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS161 requires companies with derivative instrument to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No.133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

The Company is required to incur exploration expenditures of CAD$15,050 for the above noted mineral claims before July 13, 2009. Failure in compliance with the exploration requirement will result the forfeiture of the exploration program deposit made to the mining division of Labrador Canada.

NOTE 4 - NOTE PAYABLE

On January 23, 2008, the Company issued a promissory note of $15,000 to a non affiliated party, bearing interest rate at 20% per annum, unsecured and mature on July 23, 2008. As at June 30, 2008, the note has accrued interest of $1,317.


NOTE 5 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 11,251,300 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On June 22, 2005, the Company issued 10,300,000 common shares for the debt settlement at $0.0001 per share in connection with legal fees paid by a former director of the Company.

On October 25, 2005, the Company issued 750,000 common shares for cash at $0.02 per share.

On October 31, 2005, the Company issued 201,300 common shares for debt settlement at $0.02 per share in connection with acquisition of mineral property (Note 3)

During the period ended June 30, 2008, the Company received share subscriptions of 1,055,000 common stock at $0.05 for a total of $52,750.

NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued 1,200,000 common stocks in connection with its initial public offering.

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

Our business is in the early stage of development. We have not commenced business operations. We have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. To date, our activities have been limited to organizational matters and planning the implementation of Phase I of our proposed exploration program for the Paradise River Property.

On March 10, 2008 we filed a Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and terminated on August 6, 2008. As of August 6, 2008, we sold a total of 1,200,000 shares of our common stock for gross proceeds of $60,000.

Our assets are limited to cash and our mineral claims, the acquisition of which has been recorded as an expense in our financial statements in accordance with our accounting policy. As of June 30, 2008 we had total assets of $59,884 comprised of $58,662 in cash and cash equivalents and $1,222 in prepaid expenses.

Since inception on June 22, 2005, our activities have been financed from the proceeds of share subscriptions and a promissory note for $15,000 issued to a non-affiliated third party on January 23, 2008. The promissory note accrues interest at the rate of 20% per annum, and is due and payable on July 23, 2008. Proceeds from the promissory note were used to pay for offering expenses, claim renewal and working capital. As of June 30, 2008, the promissory note had accrued interest in the amount $1,317.

We have sufficient working capital to maintain our present level of operations for the next 12 months. The net proceeds from our public offering, together with existing cash, will be sufficient to meet the anticipated cash requirements of our business plan for at least the next 12 months, and will enable us to complete Phase I of our proposed exploration program but not Phase II. We will require additional funding in order to complete Phase II.

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

RESULTS  OF  OPERATIONS

We did not earn any revenue from inception on June 22, 2005 to June 30, 2008. We do not anticipate earning revenue until such time as we have entered into commercial production of the Paradise River Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the Paradise River Property, or that if such resources are discovered that we will commercially produce them.

During the three month period ended June 30, 2008, we incurred operating expenses in the amount of $2,322, primarily related to professional fees and interest on the promissory note.

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  publicly  traded.

As  of  August  16,  2008  there  were  48 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On March 10, 2008 we filed Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and terminated on August 6, 2008. During the offering period we sold a total of 1,200,000 shares for gross proceeds of $60,000.

As of August 16, 2008, we have not spent any of the proceeds from our public offering.

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

                                             PICKFORD MINERALS, INC.




Date: August 16, 2008                        /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer