Form 10-Q
period 2008-09-30
Pickford Minerals, Inc.
filed 2008-11-12
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

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

          888 3RD STREET SW, SUITE 1000, CALGARY, ALBERTA     T2P 5C5
            (Address of principal executive offices)     (Zip Code)

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

As of September 30, 2008, the registrant had 12,451,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


PICKFORD MINERALS, INC.
(An exploration stage company)

Balance Sheets
September 30, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                               September 30   December 31
                                                                       2008          2007
-----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                      $    48,073    $    2,044
Prepaid expenses                                                     1,222         1,222
-----------------------------------------------------------------------------------------

                                                                    49,295         3,266

Exploration program security deposit                                     -         4,809
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $    49,295    $    8,075
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                             2,430             -
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,451,300 common shares                    1,245         1,125
                         (December 31, 2007:  11,251,300)

ADDITIONAL PAID-IN CAPITAL                                          78,811        18,931

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                 (33,191)      (11,981)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          46,865         8,075
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    49,295    $    8,075
=========================================================================================

The accompanying notes are an integral part of these financial statements.


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 22, 2005 (inception) to September 30, 2008
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Deficit
                                                                                                      accumulated          Total
                                                                                          Additional       during  shareholder's
                                                    Preferred Stock       Common Stock       paid-in  exploration         equity
                                                    Shares  Amount      Shares    Amount     capital        stage   (deficiency)
--------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for debt settlement
on June 22, 2005 at $0.0001 per share                    -  $    -   10,300,000  $ 1,030  $       -   $        -   $      1,030

Issuance of common stock for cash
on October 25, 2005 at $0.02 per share                   -       -      750,000       75  $  14,925            -         15,000

Issuance of common stock for debt settlement
on October 31, 2005 at $0.02 per share       -           -       -      201,300       20      4,006            -          4,026

Net (loss) and comprehensive (loss) for the period       -       -            -        -          -       (6,418)        (6,418)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                               -  $    -   11,251,300  $ 1,125  $  18,931   $   (6,418)  $     13,638
--------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year         -       -            -        -          -       (5,935)        (5,935)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                               -  $    -   11,251,300  $ 1,125  $  18,931   $  (12,353)  $     7,7035
--------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year         -       -            -        -          -          372            372
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                               -  $    -   11,251,300  $ 1,125  $  18,931   $  (11,981)  $      8,075
--------------------------------------------------------------------------------------------------------------------------------

Share subscriptions                                      -       -    1,200,000      120     59,880            -         60,000

Net (loss) and comprehensive (loss) for the period       -       -            -        -          -      (21,210)       (21,210)
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2008                              -  $    -   12,451,300  $ 1,245  $  78,811   $  (33,191)        46,865
================================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------------------------------
                                                               Cumulative
                                                                     from
                                                            June 22, 2005          Three months ended          Nine months ended
                                                           (inception) to             September 30                September 30
                                                       September 30, 2008          2008          2007          2008          2007
----------------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                           $       194          $        63   $         -   $       152   $         -
Interest expenses                                            1,811                  494             -         1,811             -
Office expenses                                              3,682                    -             -           132             -
Professional fees                                           18,414                2,067             -        17,384             -
Resource property acquisition and exploration costs          7,568                    -             -             -             -
Transfer agent                                               1,731                  881             -         1,731             -
Foreign exchange loss (gain)                                  (209)                   -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                        33,191                3,505             -        21,210             -
----------------------------------------------------------------------------------------------------------------------------------

NET (LOSS) AND COMPREHENSIVE (LOSS) FOR THE PERIOD     $   (33,191)         $    (3,505)  $         -   $   (21,210)  $         -
-----------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                            $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                          11,968,691    11,251,300    11,492,176    11,251,300
==================================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS, INC.
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
                                                     Cumulative from
                                                       June 22, 2005
                                                      (inception) to    Nine months ended    Nine months ended
                                                  September 30, 2008   September 30, 2008   September 30, 2007
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net (loss) for the period                         $         (33,191)   $         (21,210)   $               -

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                    (1,222)                   -                    -
- accounts payable and accrued liabilities                    2,430                2,430                    -
- exploration program security deposit                            -                4,809                    -
--------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                (31,983)             (13,971)                   -
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                       80,056               60,000                    -
--------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                           80,056               60,000                    -
--------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                        48,073               46,029                    -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    -                2,044                    -
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $          48,073    $          48,073     $              -
==============================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $33,191 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at September 30, 2008, there were no cash equivalents.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2008, the Company had no balance in a bank beyond insured limits.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2008, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended September 30, 2008.

Comprehensive Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended September 30, 2008.

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

New Accounting Pronouncements

FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

NOTE 4 - NOTE PAYABLE

On January 23, 2008, the Company issued a promissory note of $15,000 to a non affiliated party, bearing interest rate at 20% per annum, unsecured and mature on July 23, 2008. The note, together with $1,811 in interest, was repaid in full on August 26, 2008.

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

On October 31, 2005, the Company issued 201,300 common shares for debt settlement at $0.02 per share in connection with acquisition of mineral property (Note 3)

During the period ended September 30, 2008, the Company issued 1,200,000 common shares at $0.05 per share pursuant to a registered public offering for gross proceeds of $60,000.

NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3.

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our business plan is to explore the Paradise River Property to determine whether it contains commercially exploitable reserves of valuable minerals. We intend to proceed with Phase I of the exploration program recommended by Jacques Whitford. Phase I will consist of expanded geological mapping, and geochemical sampling that will cover previously established grid areas, as well as other prospective sites that may be developed to delineate either base metals or industrial minerals. Geochemical sampling will include rock, stream sediment and till sampling. Several airborne electromagnetic anomalies will be re-verified on the ground and mapped for size and extent. If Phase I develops any high priority targets for further exploration, then we will proceed with Phase II of the proposed exploration program, consisting of 800 to 1000 metres of diamond drilling, mobilized to the nearest road by truck, then helicopter-supported from that point.

Our budget for Phase I, as recommended by Jacques Whitford, is $26,660. Since the date of the Jacques Whitford geological report, fuel costs and helicopter transportation expenses have increased beyond our budgeted capital resources. In August and September of 2008, helicopter transportation costs from Goose Bay to the project area prohibitively exceeded our budget. We were therefore unable to commence exploration of the Paradise River Property before the 2008 winter season. Due to snow conditions, we do not expect to be able to commence exploration of the Paradise River Property until May of 2008, subject to the availability of a geologist and helicopter transportation. If fuel costs continue to exceed our budget for transportation we will have insufficient capital to complete our exploration program.

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

We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months and unless we have proved reserves.

RESULTS OF OPERATIONS

Our business is in the early stage of development. Since inception on June 22, 2005 we have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. We do not anticipate earning revenue unless we enter into commercial production of the Paradise River Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the Paradise River Property, or that if such resources are discovered that we will commercially produce them.

We incurred operating expenses in the amount of $21,210 for the nine month period ended September 30, 2008. These operating expenses included: (a) professional fees of $17,384; (b) interest expenses of $1,811; (c) transfer agent expenses of $1,731; and (d) other miscellaneous expenses of $284.

LIQUIDITY AND CAPITAL RESOURCES

Since inception on June 22, 2005, our activities have been financed from the proceeds of share subscriptions and a promissory note for $15,000 issued to a non-affiliated third party on January 23, 2008. The promissory note accrued interest at the rate of 20% per annum, and was due and payable on July 23, 2008. Proceeds from the promissory note were used to pay for offering expenses, claim renewal and working capital. The note, together with $1,811 in interest, was repaid in full on August 26, 2008.

On  March  10,  2008  we  filed a Registration Statement with the Securities and
Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and terminated on August 6, 2008. As of August 7, 2008, we sold a total of 1,200,000 shares of our common stock for gross proceeds of $60,000.

As at September 30, 2008 we had total assets of $49,295 comprised of $48,073 in cash and $1,222 in prepaid expenses. We have sufficient working capital to maintain our present level of operations for the next 12 months, but due to increased fuel costs our available capital is presently insufficient to complete Phase I of our proposed exploration program. Unless fuel costs substantially decline, we will be required to seek additional funding in order to complete
Phase  I  of  our  exploration  program.

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


ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.


                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  publicly  traded.

As  of  September  30,  2008 there were 48 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On  March  10,  2008  we  filed  Registration  Statement with the Securities and
Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and terminated on August 6, 2008. During the offering period we sold a total of 1,200,000 shares for gross proceeds of $60,000. As of August 6, 2008, we have used $16,811 of the proceeds to repay our promissory note, $965 for consulting fees and $12 for office expenses.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PICKFORD MINERALS, INC.




Date: November 5, 2008                       /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer