Form 10-K
period 2008-12-31
Pickford Minerals, Inc.
filed 2009-03-30
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008

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

                                   98-0471927
                    (I.R.S. Employer Identification number)

     4620 888 3RD STREET SW, SUITE 1000, CALGARY, ALBERTA     T2P 5C5
     (Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code:     403.561.9535

Securities to be registered pursuant to Section 12(b) of the Act:           None

Securities to be registered under Section 12(g) of the Act: Common stock,
                          $0.0001 par value per share
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer       [ X ]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [X]  No [   ]

As of March 15, 2009 the registrant had 12,451,300 shares of its Common Stock outstanding.

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company" and "Pickford Minerals" means Pickford Minerals Inc., unless otherwise indicated.

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

We were incorporated in the State of Nevada on June 22, 2005. Our office is located at 4620 888 3rd Street SW, Suite 1000, Calgary, Alberta T2P 5C5. We have no subsidiaries. Our telephone number is 403.561.9535. Our facsimile number is 403.206.7062.

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

To date, our activities have been limited to organizational matters, acquiring our mineral claims, obtaining a geology report and the preparation and filing of our information circular and our registration statement. Our assets are limited to our mineral claims, the acquisition of which have been recorded as an expense in our financial statements in accordance with our accounting policy. We have not commenced exploration of our claims.

By a Transfer of Mineral Disposition dated November 7, 2005, from a non-affiliated third party, we acquired a 100% interest in the Paradise River
Property: four non-contiguous mineral exploration licenses comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). Three of the licenses, comprising nine claims, were inadvertently allowed to expire and were cancelled on January 24, 2007. We reacquired a 100% interest in the same nine claims under a new mineral license by a Transfer of Mineral Disposition dated July 16, 2007, from a non-affiliated third party. The mineral licenses underlying the Paradise River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Paradise River Property. Upon completion of each phase of exploration, we will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of an independent geologist who will oversee the program and record the results.

We presently have no known reserves of any type of mineral. We plan to conduct appropriate exploration work on the Paradise River Property in order to ascertain whether it possesses commercially exploitable reserves of valuable minerals. There can be no assurance that commercially exploitable reserves of valuable minerals exist on the Paradise River Property or that we will discover them, if they exist. If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and our shareholders may lose their investment.

Even if Phase I of our proposed exploration program identifies high priority geological targets suitable for a Phase II diamond drilling program, we will need to raise additional funding to finance the Phase II drilling program and any additional drilling and engineering studies that are required before we will know if we have commercially exploitable reserves of valuable minerals. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

MINERAL  CLAIMS

The Paradise River Property consists of two non-contiguous mineral exploration licenses comprising a total of 19 claims having a total area of 475 hectares (mineral rights license numbers 011117M and 013632M), wholly owned by us. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the mineral exploration licenses that currently compose the Paradise River Property.

------------------------------------------------------------------------------------------
Mineral                                                            National
Exploration                                  Number             Topographic
License                                          of       Area   Series Map
Number       Licensee Holder                 Claims  (hectares)       Sheet  Issuance Date
------------------------------------------------------------------------------------------
011118M      Pickford Minerals, Inc. (100%)      10        250       13H/05  July 13, 2005
013631M      Pickford Minerals, Inc. (100%)       9        225       13H/05   July 4, 2007
------------------------------------------------------------------------------------------
             TOTALS                              19        475
                                                        (1,174 acres)
==========================================================================================

Our mineral exploration licenses entitle us to explore the claims composing the Paradise River Property subject to the laws and regulations of the Province of Newfoundland and Labrador. Title to mineral claims are issued and administered by the Mineral Lands Division of the Ministry of Natural Resources, and title must comply with all provisions under the Mineral Act of Newfoundland and Labrador.

Under Newfoundland law, our mineral licenses may be held for one year after the date of Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing.

GLOSSARY  OF  TECHNICAL  TERMS

The following are the definitions of certain technical and geological terms used in this annual report:

Amphibolite: A dark-colored metamorphic rock of mafic composition consisting mainly of the minerals hornblende and plagioclase.

Anorthosite: A granular plutonic rock composed largely of labradorite or a more calcic feldspar.

Arcuate:  Curved  or  bent.

Calc-silicate: pertaining to a rock or mineral that is predominantly composed of calcium, silicon, and oxygen.

Cu:  The  chemical  symbol  for  Copper.

Eskers: A long, narrow ridge of coarse gravel deposited by a stream flowing in or under a decaying glacial ice sheet.

Fluvioglacial: Pertaining to the meltwater streams flowing from wasting glacier ice and esp. To the deposits and landforms produced by such streams, as kame terraces and outwash plains; relating to the combined action of glaciers and streams.

Foliated: Of a planar structure or any planar set of minerals in metamorphic rocks that formed from direct pressure during deformation.

Gabbro: Coarse grained mafic intrusive rock composed mainly of plagioclase and pyroxene.

Gabbroic:  Having  the  quality  of  gabbro

Gneiss: A layered or banded crystalline metamorphic rock, the grains of which are aligned or elongated into a roughly parallel arrangement.

Granite: An igneous (formed from molten material) rock that solidified within the Earth's crust and is principally composed of quartz, feldspar, and biotite.

Granitic:  See  Granitoid.

Granitoid:  Pertaining  to  or  composed  of  granite.

Granodiorite: A particular type of igneous rock, composed essentially of the minerals quartz and sodium-rich feldspar.

Intrusion:  A  mass  of  rock  that has been forced into or between other rocks.

Intrusive: A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

K-feldspar: A type of feldspar containing potassium, an essential mineral in granites.

Leucogabbronorite: A type of gabbro which contains the mafic minerals clinopyroxene (Ca-Mg rich silicate) and orthopyroxene (Mg-rich silicate).

Lithostructural:  Geological.

Mafic: Pertaining to or composed of the ferromagnesian rock-forming silicates, said of some igneous rocks and their constituent minerals.

Megacrystic: Of or having the quality of a coarse single crystal (discrete nodule).

Metagabbro: A dark hard intrusive igneous rock that has been altered by heat and/or pressure below the earth's surface

Metasedimentary: Having the quality of a sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.

Migmatitizcd: Having the quality of a composite rock composed of igneous or igneous-appearing and metamorphic materials that are generally distinguishable megascopically.

Monzonite: A granular plutonic rock containing approximately equal amounts of orthoclase and plagioclase, and thus intermediate between syenite and diorite.

Norite: An intrusive rock similar to gabbro but containing an orthopyroxene (hypersthene) as the dominant mafic mineral.

Orthogneiss: Gneiss formed by squeezing (deformation and usually some recrystallization) of a granitic igneous plutonic rock.

Pelitic: A fine-grained sedimentary rock composed of more or less hydrated aluminum silicates with which are mingled small particles of various other minerals.

Protolith:  the  precursor  lithology  of  a  metamorphic  rock.

Psammitic:  Of  or  having  the  quality  of  fine-grained,  clayey  sandstone.

Quartzite: A very hard, clean, white metamorphic rock formed from a quartz arenite sandstone.

Sulphide: minerals in which the metallic elements are chemically bound to sulphur.

HISTORY  OF  THE  CLAIMS

According to the geological report prepared by Jaques Whitford Limited, early knowledge of the area is based mainly on descriptions of coastal localities and 1:500000 scale reconnaissance mapping and mineral exploration of the interior. More recently, complete aeromagnetic coverage and lake-sediment geochemical data have become available for the region.

Geological mapping at 1:100,000 scale, as a 5-year Canada - Newfoundland joint project aimed at mapping an 80 km coastal fringe of the Grenville Province in southern Labrador, was carried out from 1984 to 1987 by the Newfoundland and Labrador Geological Survey. Further studies conducted between 1986 and 1994 used U -Pb geochronology to directly determine the age of deformation within the zones developed throughout the region.

The earliest reported exploration activity in the area includes intermittent work carried out by the British Newfoundland Exploration Company (BRINEX). Initial geological mapping and mineral potential evaluation was carried out in 1954, which resulted in a favorable recommendation of the area for Ti, Cu, Ni and Au mineralization. In 1959, airborne magnetic and electromagnetic surveys were flown, and a combined geological, lake sediment geochemical, ground electromagnetic and prospecting program was undertaken in 1965. Active interest by BR1NEX ceased after further reconnaissance geological mapping in 1966.

Spurred on by the mineral exploration staking rush following the Voisey's Bay discovery, the area has seen mineral exploration during the late 1990s. Consolidated Viscount Resources Ltd and Consolidated Magna Ventures Limited completed some detailed exploration work in the area. Detailed work was completed during 1995 and 1996 over this area, and included prospecting, geological mapping, geochemical sampling, grid establishment and geophysics.

LOCATION  AND  ACCESS

The Paradise River Property is located approximately 22 km west-southwest of the abandoned community of Paradise River, and 50 km southwest of the community of Cartwright, Labrador, Canada and approximately 17 km from tidewater. Cartwright, located 225 km east of the town of Happy Valley - Goose Bay, has a gravel air strip for scheduled air traffic, and is serviced by chartered float plane and scheduled coastal boat traffic during ice free months (June to October). The town has a motel, and some supplies and services can be procured there. The Paradise River claims are accessible by helicopter for the purpose of an initial property assessment. Lodging and meals could be support from the community of Cartwright, or from a cabin in the vicinity of Paradise River. The Trans Labrador Highway passes east of Paradise River, and at its closest point is 11.5 km from the property.

TOPOGRAPHIC  AND  PHYSICAL  ENVIRONMENT

The area is moderately to openly forested and underlain by a thick layer of muskeg and Caribou moss. The property area is drained by several intermittent bogs and streams which flow into the Eagle and Paradise Rivers. The topography of the area is relatively flat to locally rugged, with elevations ranging from 100 to 300 meters above sea level.

The claims are located with in the Paradise River ecoregion, classified as having a maritime mid-boreal ecoclimate, with its forests dominated by closed stands of balsam fir and black spruce. The region is dominated by northwest trending (locally northeast-trending in the Paradise River area) lakes and bays which mimic the structural grain of the bedrock. Relief is locally rugged, with elevations reaching 300m above sea level. The area is heavily wooded, with some open barren areas on ridges and hilltops.

Composed of granites, gneisses, and gabbroic intrusive rocks, this area is rough and undulating with deeply dissected coastal margins. Its surface rises rapidly from the sea coast to elevations of about 300 masl, and is covered with sandy morainal deposits of variable thickness. Fluvioglacial deposits are sporadically distributed in the form of eskers and river terraces.

The general area is marked by cool, rainy summers and cold winters. The mean annual temperature is approximately 1 C. The mean summer temperature is 11.5 C and the mean winter temperature is -9 C. The mean annual precipitation ranges 800-1100 mm.

REGIONAL  GEOLOGY

The Paradise River Property is located within the Grenville Province, south eastern Labrador, and straddles three major lithostructural terranes: Hawke River, Lake Melville and Mealy Mountains. The Lake Melville terrane is an arcuate belt up to about 60 km wide, but tapering to a much narrower, more highly deformed region toward the southeast.

The main rock types in the Lake Melville terrane are granitoid orthogneisses grading into less migmatized equivalents (1677 +16/-15 Ma), and K-feldspar megacrystic granitoid rocks (1678 +/- 6 Ma). Metasedimentary gneiss forms a high proportion of the Lake Melville terrane, with pelitic and psammitic gneisses most common, but with minor quartzite and calc-silicate units present. The pelitic-psammitic gneisses commonly grade into metasedimentary diatexite. There is a close spatial association between K-feldspar megacrystic granitoid rocks and pelitic metasedimentary gneiss.

Layered mafic intrusions are a key feature of the Lake Melville terrane and mostly concentrated close to the leading (north) edge of the terrane. The rocks include anorthosite, norite, gabbro, and monzonite. A unit unique to the Lake Melville terrane is the Alexis River anorthosite. This severely deformed, distinctive layered intrusive body of anorthosite and leucogabbronorite forms an excellent marker unit, which, despite being less than 5 km wide is traceable along strike for over 150 km.

LOCAL  GEOLOGY

The Paradise River property is located two kilometers west of a major thrust fault, which is one of a series of thrust faults associated with the contact of the Lake Melville and Hawke River Terranes. Structures in the property area define a consistent north to northeast trend associated with deformation along a north directed thrust fault two kilometers to the east of the property. The fault is one of a series of faults associated with the boundary between the Lake Melville and Hawke River terranes. Several smaller-scale thrust faults are associated with the boundary of the two terranes in the Crooked Lake area and to the north.

The consistent north trending lineations, fold axes and gneissosities in the Crooked Lake area suggest that deformation associated with regional thrusts zones is penetrative and that fabrics have been structurally rotated along north to northwest-trending axes. Strongly lineated granite outcrops in the area is likely related to deformation along the thrust fault to the east of the property.

The property is underlain by metasedimentary gneiss, including pelitic and psammitic components, granodiorite and granite gneiss, foliated granodiorite, amphibolite and metagabbro.

Geology  report

In January 2006, we retained Jacques Whitford Limited to complete an initial evaluation of the Paradise River Property and to prepare a geological summary report on it. No representative of Jacques Whitford Limited visited the property prior to preparing the report.

Jacques Whitford Limited is a Canadian owned multidisciplinary environmental engineering and sciences consulting firm providing solutions to clients in both the public and private sectors. Formed in 1972, the firm has grown to more than 1,100 staff located in 40 offices across Canada, the United States and internationally. Jacques Whitford is licensed to practice Professional Geoscience in Newfoundland and Labrador.

RECOMMENDED  EXPLORATION  PROGRAM

Based on their review of data relating to the Paradise River Property, Jacques Whitford concluded that the Paradise River Property warrants further exploration because the regional and local geology indicate a reasonably prospective environment for hosting Ni-Cu sulphide deposit. In particular, the area contains sulphide-bearing rock, through which mafic, Ni-bearing magma intrudes. The area also contains large, strong conductors, many with magnetic anomalies. Jacques Whitford recommended a two-phase exploration program to further evaluate the property.

An estimated budget for our exploration program is set out in the following table:

--------------------------------------------------------------------------
PHASE I
--------------------------------------------------------------------------
Geologist, sampling and mapping supervision                       $  2,700
Geological assistant                                              $  1,500
Rock, stream sediment and till sampling                           $  2,500
Room and board lodging in Charlottetown                           $  1,000
Transportation from Goose Bay to project area                     $ 13,500
Permits, fees, filings, insurance and other administrative items     1,000
Reports and maps                                                     1,000
Overhead                                                          $  3,480
--------------------------------------------------------------------------

TOTAL PHASE I COSTS:                                              $ 26,680
--------------------------------------------------------------------------

PHASE II
--------------------------------------------------------------------------

Diamond Drilling and Core Sampling                                $170,000
Overhead                                                          $ 25,500
--------------------------------------------------------------------------

TOTAL PHASE II COSTS:                                             $195,500
--------------------------------------------------------------------------

TOTAL PROGRAM COSTS:                                              $222,180
==========================================================================

The above budget was provided to us by Jacques Whitford and is contained in their geological report respecting the White Bear Arm Property. Actual project costs may exceed Jacques Whitford's estimates. In particular, the cost of fuel has increased significantly since the above budget was prepared. In August and September of 2008, helicopter transportation costs from Goose Bay to the project area prohibitively exceeded our budget. If fuel costs continue to exceed our budget for transportation, we will have insufficient capital to complete our exploration program.

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

MANAGEMENT  EXPERIENCE

Our management has no professional training or technical credentials in the exploration, development, and operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. They may make mistakes in their decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

GEOLOGICAL  AND  TECHNICAL  CONSULTANTS

Since our officers and directors are inexperienced with exploration, we intend to retain qualified persons on a contract basis to perform the surveying, exploration, and excavating of the Paradise River Property as needed. We do not presently have any verbal or written agreement regarding the retention of any such person for the exploration program.

COMPETITIVE  FACTORS

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we will generally compete with other exploration companies, there is no competition for the exploration of minerals from our claims.

We are a junior mineral exploration company. We compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

LOCATION  CHALLENGES

We do not expect any major challenges in accessing the Paradise River Property during the initial exploration stages.

REGULATIONS

Our mineral exploration program is subject to the regulations of the Department of Natural Resources of Newfoundland & Labrador.

We will secure all necessary permits for exploration and, if development is warranted on the property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies are not required to discuss environmental matters except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in Canada is returning the surface to its previous condition upon abandonment of the property.

EMPLOYEES

We currently have no employees other than our two officers and directors, who have not been paid for their services. We do not have any employment agreements with our directors and officers. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

ITEM  1A.     RISK  FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  2.     PROPERTIES

We have a 100% interest in 19 mineral claims comprising the Paradise River Property. This interest only relates to the right to explore for and extract minerals from the claims. We do not own any real property interest in the claims. We do not own or lease any property other than the Paradise River Property.

ITEM  3.     LEGAL  PROCEEDINGS

Neither Pickford Minerals, nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Pickford Minerals or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is presently traded on the NASD over-the-counter bulletin board under the trading symbol "PKFM". As of December 31, 2008, there were 48 owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

PENNY  STOCK  REGULATION

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders' ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

ITEM  6.     SELECTED  FINANCIAL  DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our budget for Phase I, as recommended by Jacques Whitford, is $26,680. Since the date of the Jacques Whitford geological report, fuel costs and helicopter transportation expenses have increased beyond our budgeted capital resources. In August and September of 2008, helicopter transportation costs from Goose Bay to the project area prohibitively exceeded our budget. We were therefore unable to commence exploration of the Paradise River Property before the 2008 winter season. Due to snow conditions, we do not expect to be able to commence exploration of the Paradise River Property until May of 2009, subject to the availability of a geologist and helicopter transportation. If fuel costs continue to exceed our budget for transportation we will have insufficient capital to complete our exploration program.

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

We incurred operating expenses in the amount of $29,599 for the year ended December 31, 2008. These operating expenses included: (a) professional fees of $24,312; (b) interest expenses of $1,811; (c) transfer agent expenses of $1,781;
(d) geological consulting fees of $1,412 and (d) other miscellaneous expenses of $283. For the year ended December 31, 2007, we incurred a net recovery of operating expenses in the amount $372.

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

As at December 31, 2008 we had total assets of $52,867 comprised of $45,257 in cash and $7,610 in the form of a security deposit. This is an increase from total assets of $8,075 as at December 31, 2007, due entirely to the sale of common stock through our registered offering. We have sufficient working capital to maintain our present level of operations for the next 12 months, but due to increased fuel costs our available capital is presently insufficient to complete Phase I of our proposed exploration program. Unless fuel costs substantially decline, we will be required to seek additional funding in order to complete Phase I of our exploration program.

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

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                             PICKFORD MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)



      FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
Chartered Accountants
                                                           505-815 Hornby Street
                                                        Vancouver, B.C., V6Z 2E6
                                                               Tel: 604-687-3776
                                                              Fax:  604-688-3373



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders  of

PICKFORD  MINERALS  INC.
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Pickford Minerals Inc. (an exploration stage company) as at December 31, 2008 and 2007 and the related statements of stockholders' equity, operations and cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                            "Chang Lee LLP"
March  23,  2009                                          Chartered  Accountants


PICKFORD MINERALS INC.
(An exploration stage company)

Balance Sheets
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------
                                                                        December 31   December 31
                                                                               2008          2007
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $   45,257    $    2,044
Prepaid expenses                                                                 -         1,222
-------------------------------------------------------------------------------------------------

                                                                            45,257         3,266

Exploration program security deposit                                         7,610         4,809
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $   52,867    $    8,075
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    14,391             -
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,451,300 common shares                            1,245         1,125
                        (December 31, 2007:  11,251,300)

ADDITIONAL PAID-IN CAPITAL                                                  78,811        18,931

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                         (41,580)      (11,981)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  38,476         8,075
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   52,867    $    8,075
=================================================================================================

The accompanying notes are an integral part of these financial statements.


PICKFORD MINERALS INC.
(An exploration stage company)

Statements of Stockholders' Equity
For the period from June 22, 2005 (inception) to December 31, 2008
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                     accumulated          Total
                                                                                         Additional       during  shareholder's
                                                   Preferred Stock       Common Stock       paid-in  exploration         equity
                                                    Shares  Amount      Shares   Amount     capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for debt settlement             -  $    -  10,300,000  $ 1,030  $        -  $        -   $      1,030
on June 22, 2005 at $0.0001 per share

Issuance of common stock for cash                        -       -     750,000       75  $   14,925           -         15,000
on October 25, 2005 at $0.02 per share

Issuance of common stock for debt settlement             -       -     201,300       20       4,006           -          4,026
on October 31, 2005 at $0.02 per share

Net (loss) and comprehensive (loss) for the period       -       -           -        -           -      (6,418)        (6,418)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                               -  $    -  11,251,300  $ 1,125  $   18,931  $   (6,418)  $     13,638
-------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year         -       -           -        -           -      (5,935)        (5,935)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                               -  $    -  11,251,300  $ 1,125  $   18,931  $  (12,353)  $      7,703

Net income and comprehensive income for the year         -       -           -        -           -         372            372
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                               -  $    -  11,251,300  $ 1,125  $   18,931  $  (11,981)  $      8,075

Issuance of common stock for cash                        -       -   1,200,000      120      59,880           -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the period       -       -           -        -           -     (29,599)       (29,599)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                               -  $    -  12,451,300  $ 1,245  $   78,811  $  (41,580)  $     38,476
===============================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS INC.
(A exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------------
                                                                     Cumulative from
                                                                       June 22, 2005
                                                                      (inception) to         Year ended         Year ended
                                                                   December 31, 2008  December 31, 2008  December 31, 2007
--------------------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                                       $            194   $            152   $              6
Consulting fees                                                               1,412              1,412                  -
Interest expenses                                                             1,811              1,811                  -
Office expenses                                                               3,682                132                314
Professional fees                                                            25,342             24,312                  -
Resource property acquisition and exploration costs                           7,568                  -                  -
Transfer expenses                                                             1,781              1,781                  -
Foreign exchange loss (gain)                                                   (210)                (1)              (692)
--------------------------------------------------------------------------------------------------------------------------

LOSS (RECOVERY) FROM OPERATIONS                                              41,580             29,599               (372)
--------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD   $        (41,580)  $        (29,599)  $            372
--------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                      $          (0.00)  $          (0.00)
==========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                                         11,828,349         11,251,300
==========================================================================================================================

The accompanying notes are an integral part of these financial statements


PICKFORD MINERALS INC.
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------
                                                  Cumulative from
                                                    June 22, 2005
                                                   (inception) to          Year ended          Year ended
                                                December 31, 2008   December 31, 2008   December 31, 2007
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                $        (41,580)   $        (29,599)   $            372

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                      -               1,222               4,640
- accounts payable and accrued liabilities                14,391              14,391                   -
- exploration program security deposit                    (7,610)             (2,801)             (2,968)

NET CASH FROM (USED IN) OPERATING ACTIVITIES             (34,799)            (16,787)              2,044
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                    80,056              60,000                   -
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 80,056              60,000                   -
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                     45,257              43,213               2,044

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -               2,044                   -
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $         45,257    $         45,257    $          2,044
=========================================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Pickford Minerals Inc. (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 22, 2005. The Company's fiscal year end is December 31.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada and has not yet determined whether these properties contain reserves that are economically recoverable.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $46,580 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at December 31, 2008 and 2007, there were no cash equivalents.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2008 and 2007, the Company had no amounts in a bank beyond insured limits.

Foreign  Currency  Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars as follows:

At the transaction date each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral  Property  Payments  and  Exploration  Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Long-lived  assets  impairment

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2008 and 2007, the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the period ended December 31, 2008 and 2007.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended December 31, 2008 and 2007.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations". SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51". SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In connection with above noted mineral properties, the Company was required to make $7,610 (CAD$9,300) and $4,809 (CAD$4,950) for exploration program security deposit in fiscal years 2008 and 2007, respectively. The Company is required to incur exploration expenditures of CAD$15,050 for the above noted mineral claims before July 4, 2009. Failure in compliance with the exploration requirement will result the forfeiture of the exploration program deposit made to the mining division of Labrador Canada.


NOTE  4  -  PROMISSORY  NOTE

On January 23, 2008, the Company issued a promissory note of $15,000 to a non affiliated party, bearing interest rate at 20% per annum, unsecured and mature on July 23, 2008. The note, together with $1,811 in interest, was repaid in full on August 26, 2008.

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 12,451,300 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On June 22, 2005, the Company issued 10,300,000 common shares for the debt settlement at $0.0001 per share in connection with legal fees paid by a former director of the Company.

On October 25, 2005, the Company issued 750,000 common shares for cash at $0.02 per share.

On October 31, 2005, the Company issued 201,300 common shares for debt settlement at $0.02 per share in connection with acquisition of mineral property (Note 3)

During the year ended December 31, 2008, the Company issued 1,200,000 common shares at $0.05 per share pursuant to a registered public offering for gross proceeds of $60,000.

NOTE  6  -  INCOME  TAXES

At December 31, 2008, the Company had deferred tax assets of approximately $14,600 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2008. The significant components of the deferred tax asset at December 31, 2008 and 2007 were as follows:

--------------------------------------------------------------------------
                                  December 31, 2008    December 31, 2007
--------------------------------------------------------------------------
Net operating loss carryforwards  $           14,600   $            4,200
Valuation allowance                          (14,600)              (4,200)
Net deferred tax asset            $                -                    -
--------------------------------------------------------------------------

At December 31, 2008, we had net operating loss carryforwards of approximately $41,600, which expire in the year 2025 through to 2028.

NOTE  7  -  COMMITMENT  AND  CONTINGENCY

See  Note  3

NOTE  8  -  SEGMENT  INFORMATION

The  Company  currently  conducts  all  of  its  operations  in  Canada.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2008, we engaged the services of Chang Lee LLP, Chartered Accountants, of Vancouver, British Columbia, to provide an audit of our financial statements for the period from June 22, 2005 to December 31, 2007. This is our first auditor. We have no disagreements with our auditor through the date of this registration statement.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only two officers and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We will not be implementing any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our CEO and CFO (who are one and the same person), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO  AND  CFO  CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO (who are one and the same person). The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2008:

1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is our management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2. Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of December 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. We do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

--------------------------------------------------------------------------------
                                                           TERM PERIOD SERVED AS
NAME             POSITION                       AGE             DIRECTOR/OFFICER
--------------------------------------------------------------------------------
Fidel Thomas     Chief Executive Officer,        43              2007 to present
                 President,
                 Chief Financial Officer
                 and a director

Alfonso Quijada  Vice-President,
                 Chief Operating Officer,
                 Secretary and a director        38              2006 to present
================================================================================

Fidel Thomas has been an independent corporate communications and business development consultant since 2003. His clients include numerous private and publicly held corporations, including Minco Gold Corp., Minco Silver Corp., Trivello Energy Corp., SMS Active Technologies and Visiphor Corp. Originally, an actor, screen-writer and director, Mr. Thomas was active in the Canadian entertainment industry from 1997 to 2002, through his production company, Inner Vision Images Motion Picture Corp., and later, as an officer and director of AMP Productions, Ltd. from 2003 to 2007. He is also currently Chief Executive Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada. Mr. Thomas received a Bachelor of Sociology from the University of East London in September, 1994. He earned a Diploma in Media Practice from the University of Central London in 1998. In 2007, he successfully completed a mining professional development course at the Norman B. Keevil Institute of Mining Engineering at the University of British Columbia.

Alfonso Quijada has raised millions of dollars for private and public companies, including $1.8 million for Rhino Films and $2.5 million for an oil refinery in Bulgaria. From 1994 through to 1998 he was the founder and president of New World Artist Productions Inc., an international production company, focused primarily on live-productions and music development in Japan. He was the VP of Investor Relations for Tri-Gate Entertainment Inc. from 2000 to 2003. From 2002 to 2003, Mr. Quijada also headed up investor relations for TNR Gold Corp. Since 2003, he has served as an independent consultant, advising companies on corporate development and finance. He is also currently Chief Operating Officer and a director of Pickford Minerals, Inc. Ltd, an exploration company having mineral interests in Labrador, Canada.

Messrs. Thomas and Quijada are the only "promoters" of our company, as defined by Rule 405 of the Securities Act.

The address for all our officers and directors is 4620 888 3rd Street SW, Suite 1000, Calgary, Alberta T2P 5C5.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

During the past five years none of our directors, executive officers, promoters or control persons have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended December 31, 2008 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Fidel Thomas, at the address appearing on the first page of this registration statement.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-K.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our officers. No compensation has been awarded, earned or paid to our officers. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2008 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

----------------------------------------------------------------------
NAME                                             NUMBER OF SHARES    %
----------------------------------------------------------------------

Fidel Thomas                                            1,000,000    8
4620 888 3rd Street SW
Suite 1000
Calgary, Alberta  T2P 5C5

Alfonso Quijada                                         8,000,000   64
4620 888 3rd Street SW
Suite 1000
Calgary, Alberta  T2P 5C5
----------------------------------------------------------------------

Directors and officers as a group (two persons)         9,000,000   72
======================================================================

The address for all our officers and directors is 4620 888 3rd Street SW, Suite 1000, Calgary, Alberta T2P 5C5.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

--------------------------------------------------------------------------------
NAME             POSITION WITH COMPANY   SHARES     CONSIDERATION  DATE
--------------------------------------------------------------------------------

Fidel Thomas     President               1,000,000  $         100  June 30, 2007
                 Chief Executive Officer
                 Chief Financial Officer
                 and a director

Alfonso Quijada  Vice-President          8,000,000  $         800  July 15, 2006
                 Chief Operating Officer
                 Secretary
                 and a director
================================================================================

Messrs. Thomas and Quijada are the only "promoters" of our company, as defined by the Rule 405 of the Securities Act.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in our registration statement on Form S-1 filed March 10, 2008 for the fiscal year ended December 31, 2007 was $8,925.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 will be approximately $5,000.

AUDIT  RELATED  FEES

For the fiscal year ended December 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,888 and nil, respectively.

TAX  FEES

For the fiscal years ended December 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended December 31, 2008 and 2007, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang & Lee is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     -approved  by  our  audit  committee;  or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

                                    PART IV

ITEM 13.     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT    TITLE
--------------------------------------------------------------------------------

 3.1 Articles of Incorporation, Pickford Minerals Inc., incorporated by reference from the Form S-1 filed March 10, 2008
 3.2 Bylaws, Pickford Minerals Inc., incorporated by reference from the Form S-1 filed March 10, 2008
 4.1 Form of Stock certificate, Pickford Minerals Inc., incorporated by reference from the Form S-1 filed March 10, 2008
14.1    Code of Ethics for Senior Financial Officers, Pickford Minerals Inc.
31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PICKFORD MINERALS INC.


Date:  March 15, 2009
                                          By:/s/ Fidel Thomas
                                             Fidel Thomas
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                         DATE

/s/ Fidel Thomas     Chief Executive Officer,      March 15, 2009
Fidel Thomas         President,
                     Chief Financial Officer,
                     Principal Accounting Officer
                     and a director