Form 10-Q
period 2009-03-31
NOVAGEN SOLAR INC.
filed 2009-05-15
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission file # 333-149617

                               NOVAGEN SOLAR INC.
             (Exact Name of Registrant as Specified in its Charter)

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

As of March 31, 2009, the registrant had 12,451,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Balance Sheets
March 31, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------
                                                                        March  31   December 31
                                                                             2009          2008
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $  32,620   $    45,257
------------------------------------------------------------------------------------------------

                                                                           32,620        45,257

Exploration program security deposit                                        7,610         7,610
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $  40,230   $    52,867
================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   18,769        14,391
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          18,769        14,391
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil                                                    -             -
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,451,300 common shares                           1,245         1,245
                        (December 31, 2008:  12,451,300)

ADDITIONAL PAID-IN CAPITAL                                                 78,811        78,811

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                        (58,595)      (41,580)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    21,461        38,476
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $  40,230   $    52,867
================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to March 31, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                     accumulated          Total
                                                                                         Additional       during  shareholder's
                                                   Preferred Stock       Common Stock       paid-in  exploration         equity
                                                    Shares  Amount      Shares   Amount     capital        stage   (deficiency)
--------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for debt settlement
on June 22, 2005 at $0.0001 per share                    -  $    -  10,300,000  $ 1,030  $        -  $        -   $      1,030

Issuance of common stock for cash
on October 25, 2005 at $0.02 per share                   -  $    -     750,000  $    75  $   14,925  $        -   $     15,000

Issuance of common stock for debt settlement
on October 31, 2005 at $0.02 per share                   -       -     201,300       20       4,006           -          4,026

Net (loss) and comprehensive (loss) for the period       -       -           -        -           -      (6,418)        (6,418)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                               -       -  11,251,300  $ 1,125  $   18,931  $   (6,418)  $     13,638
--------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year         -       -           -        -           -      (5,935)        (5,935)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                               -  $    -  11,251,300  $ 1,125  $   18,931  $  (12,353)  $      7,703
--------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year         -       -           -        -           -         372            372
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                               -  $    -  11,251,300  $ 1,125  $   18,931  $  (11,981)  $      8,075
--------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
on August 6, 2008 at $0.05 per share                     -       -   1,200,000      120      59,880           -         60,000

Net (loss) and comprehensive (loss) for the year         -       -           -        -           -     (29,599)       (29,599)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                               -  $    -  12,451,300  $ 1,245  $   78,811  $  (41,580)  $     38,476
--------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the period       -       -           -        -           -     (17,015)       (17,015)
--------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                                  -  $    -  12,451,300  $ 1,245  $   78,811  $  (58,595)  $     21,461
===============================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                   Cumulative from
                                                                     June 22, 2005
                                                                    (inception) to          Three months ended
                                                                    March 31, 2009   March 31, 2009  March 31, 2008
--------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                                       $          231    $          37   $           41
Consulting fees                                                             1,412                -                -
Interest expenses                                                           1,811                -              567
Office expenses                                                             3,682                -                -
Professional fees                                                          42,214           16,872           13,925
Resource property acquisition and exploration costs                         7,568                -                -
Transfer agent                                                              1,887              106              850
Foreign exchange loss (gain)                                                 (210)               -                -
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                       58,595           17,015           15,383
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD   $      (58,595)   $     (17,015)  $      (15,383)
--------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                     $       (0.00)  $        (0.00)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                                     12,451,300       11,251,300
====================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------
                                                Cumulative from
                                                  June 22, 2005
                                                 (inception) to          Three months ended
                                                 March 31, 2009   March 31, 2009   March 31, 2008
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                $       (58,595)  $      (17,015)  $      (15,383)

Changes in operating assets and liabilities
- accounts payable and accrued liabilities               18,769            4,378            8,925
- exploration program security deposit                   (7,610)               -                -
--------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES            (47,436)         (12,637)          (6,458)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note                                 -                -           15,567
Proceeds from issuance of common stock                   80,056                -                -
--------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                80,056                -           15,567
--------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                    32,620          (12,637)           9,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                -           45,257            2,044
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $        32,620   $       32,620   $       11,153
==================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Novagen Solar Inc. (formerly Pickford Minerals, Inc.), (hereinafter "the Company") was incorporated in the State of Nevada, U.S.A., on June 22, 2005. The Company's fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. (see Note 8)

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located between Paradise River and Eagle River, approximately 22 km. west-southwest of the community of Paradise River, Labrador, Canada, and has not yet determined whether these properties contain reserves that are economically recoverable.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $58,595 since inception and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at March 31, 2009 and 2008, there were no cash equivalents.

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

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2009 and 2008 the Company had no amounts in a bank beyond insured limits.

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

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2009 and 2008 the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended March 31, 2009 and 2008.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended March 31, 2009 and 2008.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

NOTE 8 - SUBSEQUENT EVENTS

On April 27, 2009, the Company agreed to acquire all the issued and outstanding shares of Novagen Solar (Canada) Ltd., a Canadian corporation ("Novagen"). Novagen is engaged in the business of selling solar energy modules and other photovoltaic products. Under the terms of the agreement, we will issue 6,000,000 common shares at $0.01 per share to all the shareholders of Novagen. One of the shareholders of Novagen has the right, but not the obligation, to receive a non-interest bearing convertible debenture for $30,000 in lieu of receiving 3,000,000 shares, convertible in whole or in part by the holder at $0.01 per share after 61 days notice. The proposed acquisition is subject to the Company securing $200,000 in debt financing before the closing date of May 20, 2009.


On May 11, 2009, the Company's Articles of Incorporation were duly amended and the Company's name changed under Article 1 of the Articles of Incorporation from "Pickford Minerals, Inc." to "Novagen Solar Inc." The amendment was made effective on May 12, 2009 through the filing of a Certificate of Amendment with the Secretary of State of Nevada.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

On April 27, 2009, we agreed to acquire all the issued and outstanding shares of Novagen Solar (Canada) Ltd., a Canadian corporation ("Novagen"). Novagen is engaged in the business of selling solar energy modules and other photovoltaic products.

Under the terms of the agreement, we will issue 6,000,000 common shares at $0.01 per share to all the shareholders of Novagen. One of the shareholders of Novagen has the right, but not the obligation, to receive a non-interest bearing convertible debenture for $30,000 in lieu of receiving 3,000,000 shares, convertible in whole or in part by the holder at $0.01 per share after 61 days notice. The proposed acquisition is subject to us securing $200,000 in debt financing before the closing date of May 20, 2009. If our acquisition of Novagen closes, we will dedicate most of our resources to the sale of solar energy modules and photovoltaic products. To date, we have been unable to secure the required debt financing, and there is no assurance that we will be able to secure such financing on acceptable terms, or that Novagen will waive the financing as a condition to the acquisition.

Since inception, our business plan has been to explore the Paradise River Property to determine whether it contains commercially exploitable reserves of valuable minerals. Our budget for Phase I of our exploration program, as recommended by Jacques Whitford, was $26,680. Since the date of the Jacques Whitford geological report, in 2008, fuel costs and helicopter transportation expenses increased beyond our budgeted capital resources. As such, we were unable to commence exploration of the Paradise River Property before the 2008-9 winter season. Due to snow conditions, we do not expect to be able to commence exploration of the Paradise River Property until May of 2009, subject to the availability of a geologist and helicopter transportation. We do not presently have sufficient capital to complete Phase I of our exploration program, and we will not have sufficient capital unless we obtain additional financing. We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

If we are unable to secure additional funding for exploration, or if our acquisition of Novagen closes, we will abandon exploration of the Paradise River Property.

RESULTS  OF  OPERATIONS

Our business is in the early stage of development. Since inception on June 22, 2005 we have not earned any revenue and we have not identified any commercially exploitable reserves of valuable minerals on our property. We do not anticipate earning revenue unless we enter into commercial production of the Paradise River Property, or, if our acquisition of Novagen closes, until we are able to generate sales of solar energy modules and other photovoltaic products. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the Paradise River Property, or that if such resources are discovered that we will commercially produce them.

We incurred operating expenses in the amount of $17,015 for the period ended March 31, 2009, primarily related to professional fees. During the corresponding period in 2008 we incurred operating expenses in the amount $15,383.

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

As at March 31, 2009 we had total assets of $40,230 comprised of $32,620 in cash and $7,610 in the form of a security deposit. This is a decrease from total assets of $52,867 as at December 31, 2008, due primarily to the payment of creditors. We do not have sufficient working capital to maintain our present level of operations for the next 12 months. We are presently dependent upon our sole director to provide financing to fund our operations, and there is no assurance that he will continue to do so. If we are unable to generate revenue or obtain additional financing, we may cease or suspend operations.

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

ITEM  4.     CONTROLS  AND  PROCEDURES
(i)
EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were not effective:

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

As  of  March  31,  2009  there  were  48  owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On  March  10,  2008  we  filed a Registration Statement with the Securities and
Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and terminated on August 6, 2008. During the offering period we sold a total of 1,200,000 shares for gross proceeds of $60,000. As of March 31, 2009, we have used $16,811 of the proceeds to repay our promissory note, $14,442 for professional fees, $1,165 for office expenses and $965 for consulting fees. Our office expenses have significantly exceeded our budgeted estimate for working capital because of the unanticipated delay in initiating our exploration program.

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

     PICKFORD MINERALS, INC.




Date: May 13, 2009                           /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer