Form 10-Q
period 2009-06-30
NOVAGEN SOLAR INC.
filed 2009-08-18
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

        1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO      M8X 2Y8
            (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number: 647.456.9521

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

Large  accelerated  filer  [   ]                    Accelerated  filer  [   ]
Non-accelerated  filer  [   ]                    Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [X]  No  [  ]
As of June 30, 2009, the registrant had 19,451,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Balance Sheets
June 30, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                                           June 30   December 31
                                                                              2009          2008
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                               $      340   $   45,257
------------------------------------------------------------------------------------------------
                                                                               340       45,257

Exploration program security deposit                                             -        7,610
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $      340   $   52,867
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    44,363       14,391
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           44,363       14,391
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil                                                     -            -
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,451,300 common shares                            1,245        1,245
                        (December 31, 2009:  12,451,300)

ADDITIONAL PAID-IN CAPITAL                                                  78,811       78,811

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                        (124,079)     (41,580)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    (44,023)      38,476
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $      340   $   52,867
================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to June 30, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                                              Additional       during  shareholder's
                                                         Preferred Stock      Common Stock       paid-in  exploration         equity
                                                         Shares  Amount      Shares   Amount     capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                    -  $    -  11,251,300  $ 1,125  $   18,931  $   (6,418)  $     13,638

Net (loss) and comprehensive (loss) for the year              -       -           -        -           -      (5,935)        (5,935)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                                    -  $    -  11,251,300  $ 1,125  $   18,931  $  (12,353)  $      7,703
------------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year              -       -           -        -           -         372            372
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                    -  $    -  11,251,300  $ 1,125  $   18,931  $  (11,981)  $      8,075
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash                             -       -   1,200,000      120      59,880           -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the year              -       -           -        -           -     (29,599)       (29,599)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                                    -  $    -  12,451,300  $ 1,245  $   78,811  $  (41,580)  $     38,476
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the period            -       -           -        -           -     (82,499)       (82,499)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2009                                        -  $    -  12,451,300  $ 1,245  $   78,811  $ (124,079)  $    (44,023)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Cumulative
                                                                         from
                                                                June 22, 2005        Three months ended            Six months ended
                                                               (inception) to               June 30                    June 30
                                                                June 30, 2009          2009          2008         2009          2008
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                                   $         243   $        12   $        48   $       49   $        89
Consulting fees                                                        1,412             -             -            -             -
Interest expenses                                                      1,811             -           750            -         1,317
Marketing                                                             53,642        53,642             -       53,642             -
Office expenses                                                        3,750            69           132           69           132
Professional fees                                                     45,602         3,387         1,392       20,259        15,317
Resource property acquisition and exploration costs                    7,568             -             -            -             -
Transfer agent                                                         2,650           763             -          869           850
Write-off Mineral Deposit                                              7,611         7,611             -        7,611             -
Foreign exchange loss (gain)                                            (210)            -             -            -             -
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                 124,079        65,484         2,322       82,499        17,705
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD                                   $    (124,079)  $   (65,484)  $    (2,322)  $  (82,499)  $   (17,705)
------------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                               $     (0.00)  $     (0.00)  $    (0.00)  $     (0.00)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                            12,451,300    12,451,300   12,451,300    11,251,300
 - basic and diluted
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------
                                                  Cumulative from
                                                    June 22, 2005
                                                   (inception) to  Six months ended  Six months ended
                                                    June 30, 2009     June 30, 2008     June 30, 2008
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                  $     (124,079)  $       (82,499)  $       (17,705)

Changes in operating assets and liabilities
- (increase) decrease in prepaid expense                       -                 -                 -
- accounts payable and accrued liabilities                44,363            29,972               447
- exploration program security deposit                         -             7,610             4,809
-----------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES             (79,716)          (44,917)          (12,449)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                    80,056                 -            52,750
-----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 80,056                 -            69,067
-----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             340           (44,917)           56,618

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -            45,257             2,044
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $          340   $           340   $        58,662
=====================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Novagen Solar Inc. (hereinafter "the Company"), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company's fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc.

The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

On April 27, 2009, the Company entered into a Share Purchase Agreement (the "Reorganization Agreement") with Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 ("NSC"). Upon the closing under the Reorganization Agreement on July 10, 2009, the shareholders of NSC delivered all of their equity interests in NSC to the Company in exchange for shares of common stock in the Company, as a result of which NSC became a wholly-owned subsidiary of the Company (the "Reorganization"). NSC is a sales company engaged in the business of selling a variety of PV products. Under the terms of a Sales License Agreement with Rainbow Solar Inc., a Delaware corporation ("RSi"), NSC has the exclusive right in Canada and the non-exclusive right elsewhere to sell the RSi line of PV products. NSC is licensed under an agreement dated February 19, 2009, as amended on July 10, 2009 (the "Sales License"), for a period of 10 years to sell and distribute RSi's products anywhere in the world, with the exclusive right to sell and distribute in Canada. (See also Note 8)

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $124,079 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at June 30, 2009 and 2008, there were no cash equivalents.

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

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of June 30, 2009 and 2008 the Company had no amounts in a bank beyond insured limits.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2009 and 2008 the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended June 30, 2009 and 2008.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended June 30, 2009 and 2008.

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

Newly  Adopted  Accounting  Pronouncements  and  New  Accounting  Pronouncements

On January 1, 2009, the Company adopted SFAS No. 141, (revised 2007), "Business Combinations". SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

On January 1, 2009, the Company adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51". SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

On January 1, 2009, the Company adopted FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

On January 1, 2009, the Company adopted FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of this statement did not have a material effect on the Company's financial statements.

On January 1, 2009, the Company adopted FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this statement did not have a material effect on the Company's financial statements.

On April 1, 2009, the Company adopted SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts", an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS No. 163 did not have a material effect on the Company's financial position, statements of operations, or cash flows at this time.

On April 1, 2009, the Company adopted Financial Statement of Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". This new standard requires enhanced disclosures about plan assets in an employer's defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards ("SFAS") No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. FST FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

On April 1, 2009, the Company adopted EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6") that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The adoption of EITF 08-6 did not have a material impact on our financial condition or results of operations.

On April 1, 2009, the Company adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption did not have a material impact on the Company's financial statements.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167 "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"). FAS 167 is a revision to FASB
Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. FAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. FAS 167 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its financial statements.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted this pronouncement for the quarter ended June 30, 2009. We have evaluated our subsequent events through August 17, 2009, which is the filing date of this filing.


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

NOTE 6 - COMMITMENT AND CONTINGENCY

See Note 3 and Note 8.

NOTE 7 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada

NOTE  8  -  SUBSEQUENT  EVENTS

Upon the closing under the Reorganization Agreement on July 10, 2009, the shareholders of NSC delivered all of their equity interests in NSC to the Company in exchange for shares of common stock in the Company, as a result of which NSC became a wholly-owned subsidiary of the Company (the
"Reorganization"). For accounting purposes, the Reorganization has been accounted for using the continuity of interest method, which recognizes NSC as the successor entity to Novagen. Accordingly, these unaudited consolidated financial statements reflect the financial position, results of operations and cash flows as if the Company has always carried on the business formerly carried on by NSC, with all assets and liabilities recorded at the carrying values of NSC.

Prior to the closing of the Reorganization, the Sales License Agreement was amended to give NSC exclusive sales rights in Canada and a first right of negotiation and last right of refusal on manufacturing rights to RSi products in Canada. As consideration for the amended Sales License Agreement, Novagen agreed to issue RSi (or its assignees) 4,000,000 restricted shares of our common stock, which was issued in August 2009 at a deemed price of $0.20 per share.

Pursuant to the Reorganization Agreement, at the closing, shareholders of NSC were entitled to receive one share of the Company's common stock for each issued and outstanding common share of NSC. One shareholder of NSC was entitled under the Reorganization Agreement to receive a non-interest bearing convertible debenture issued by the Company in an amount equal to $30,000 that is convertible at the rate of $0.01 per share at the option of the holder upon 61 days notice into a total of 3,000,000 common stocks of the Company (the "Debenture"). As a result, at the closing, the Company has issued the Debenture and 3,000,000 shares of its common stock to the former shareholders of NSC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Until July 10, 2009, our business plan was to explore our mineral property to determine whether it contained commercially exploitable reserves of valuable minerals. Our plan was to commence Phase I of a mineral exploration program proposed by Jacques Whitford, which would have involved expanded geological mapping, and geochemical sampling that would cover previously established grid areas, as well as other prospective sites that might have been developed to delineate either base metals or industrial minerals. Due to higher than anticipated fuel costs, we were unable to commence Phase I as planned in 2008. By the second quarter of 2009, we had insufficient capital to complete Phase I. In light of market conditions, our management determined in our second fiscal quarter of 2009 that it was in the Company's best interests to review opportunities in the field of solar energy.

On April 27, 2009, we entered into the Reorganization Agreement with the shareholders of NSC to acquire all the issued and outstanding shares of NSC. NSC is the exclusive sales agent in Canada of RSI, and a non-exclusive sales agent for RSI everywhere else in the world. The acquisition of NSC was closed on July 10, 2009. As a result of the acquisition, we abandoned our mineral exploration interests and began pursuing the marketing, sale and distribution of PV products as our primary business. Accordingly, the financial statements after July 10, 2009 shall reflect the financial position, results of operations and cash flows as if the Company has always carried on the business formerly carried on by NSC, with all assets and liabilities recorded at the carrying values of NSC. For the period ended June 30, 2009, the results of operations discussed herein reflect our previous operations and not the financial results of our new business model.

                             RESULTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE THREE MONTHS ENDED
                                 JUNE 30, 2008

OPERATING  EXPENSES

Operating expenses rose considerably between the periods due to our change of business and the commencement of sales and marketing activity.

Operating expenses were $65,485 for the three months ended June 30, 2009, compared with $2,322 for the same period in 2008. Most of the increase during the period was attributable to marketing costs associated with participating in the ICSC trade show in Nevada and Intersolar Europe in Munich, along with Rainbow Solar Inc. and its other licensees. The remainder of the increase was primarily attributable to professional fees, the write-off of the security deposit on our Labrador mineral interests and amortization of our license and equipment.

NET  LOSS  FOR  THE  PERIOD

While we attended several trade shows with Rainbow Solar Inc., the licensor of NSC's sales license, our business focus during the period was on completing the acquisition of NSC. We did not earn any revenue during the period. We therefore recorded a net loss of $65,485 for the period, compared with a net loss of $2,322 for the same period in 2008.

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

Our cash on hand was $340 as at June 30, 2009 compared to $45,257 as at December 31, 2008. We developed a working capital deficit of $44,023 as at June 30, 2009, compared to a working capital surplus of deficit of $56,618 as at June 30, 2008.

The decline in our cash position and working capital was the result of expenses incurred during the period in participating in the ICSC trade show in Nevada and the Intersolar Europe show in Munich, along with Rainbow Solar Inc. and its other licensees. achieved though receipt of gross proceeds of $60,000 from the issuance of common stock through our initial public offering. This compares with no such proceeds during the three months ended June 30, 2008.

We do not presently have sufficient capital to sustain minimal operations for the next 12 months, but our President has undertaken to provide such financing as may be required in that regard. Our management believes that we will require financing of $1,000,000 in order to complete our stated plan of operations for the next twelve months, not including manufacturing. If we engage in manufacturing, our financing requirements will increase to approximately $10 million to $150 million per plant, depending on the product to be manufactured. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

On July 10, 2009 we issued a non-interest bearing convertible debenture for $30,000 to a former shareholder of NSC in exchange for all of its shares of NSC. The convertible debenture is due on demand and may be converted by the holder at the rate of $0.01 per share upon delivering 61 days advance written notice thereof to the Company. The conversion price of the convertible debenture may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position.

If we are unable to generate sufficient revenue in time to implement our business plan on schedule, we will require additional financing in order to meet our objectives. There is no assurance that we will be able to obtain such financing on acceptable terms, or at all. Financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may curtail operations.

ITEM  4.     CONTROLS  AND  PROCEDURES
(i)
EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were not effective:

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On July 10, 2009, we issued 3,000,000 restricted common shares at $0.01 per share to the former shareholders of NSC in exchange for all of their shares in NSC in connection with our acquisition of all the issued and outstanding shares of NSC. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On July 10, 2009, we issued a non-interest bearing convertible debenture for $30,000 to a former shareholder of NSC in exchange for all of its chares of NSC in connection with our acquisition of all the issued and outstanding shares of NSC. The convertible debenture is due on demand and may be converted by the holder at the rate of $0.01 per share upon delivering 61 days advance written notice thereof to the Company. The convertible debenture was issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) under the Securities Act for transactions not involving any public offering.

On August 10, 2009, the Company issue 4,000,000 common shares on behalf of RSi at a deemed price of 0.20 per share under the terms of an agreement. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) under the Securities Act for transactions not involving any public offering.


DIVIDEND  POLICY

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On  March  10,  2008  we  filed a Registration Statement with the Securities and
Exchange Commission in respect of an initial public offering of a minimum of 1,200,000 and a maximum of 2,000,000 shares of our common stock at $0.05 per share. On April 8, 2008 the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-149617) effective. Our offering commenced on the effective date and terminated on August 6, 2008. During the offering period we sold a total of 1,200,000 shares for gross proceeds of $60,000. As of June 30, 2009, we have used $16,811 of the proceeds to repay our promissory note, $22,202 for professional fees, $1,402 for office expenses and $965 for consulting fees. The remaining offering proceeds were used to pay for marketing expenses associated with our new business.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2009, the Company's Articles of Incorporation were duly amended and the Company's name changed under Article 1 of the Articles of Incorporation from "Pickford Minerals, Inc." to "Novagen Solar Inc." The amendment was made effective on May 12, 2009 through the filing of a Certificate of Amendment with the Secretary of State of Nevada. The amendment of the Company's Articles of Incorporation was approved under section 78.320 of the Nevada Revised Statutes and the Company's Bylaws, which provide that any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if stockholders holding at least a majority of the voting power sign a written consent approving the action. On April 26, 2009, the director of the Company approved and recommended the amendment. On May 11, 2009, stockholders holding at least a majority of the voting rights of all outstanding shares of the Company's capital stock voted in favor of the amendment by written consent.

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

                                             NOVAGEN SOLAR INC.




Date: August 13, 2009                        /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer