Form 10-Q/A
period 2009-06-30
NOVAGEN SOLAR INC.
filed 2009-11-13
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [X]  No  [  ]
As of June 30, 2009, the registrant had 12,451,300 shares of its Common Stock outstanding.

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

Prior to the closing of the Reorganization, the Sales License Agreement was amended to give NSC exclusive sales rights in Canada and a first right of negotiation and last right of refusal on manufacturing rights to RSi products in Canada. Novagen agreed to issue RSi (or its assignees) 4,000,000 restricted shares of our common stock at a deemed price of $0.20 per share, which shares have not been issued.

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

                                             NOVAGEN SOLAR INC.




Date: November 6, 2009                       /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer