Form 10-Q
period 2009-09-30
NOVAGEN SOLAR INC.
filed 2009-11-13
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

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

       1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO M8X 2Y8          T2G 4B7
             (Address of principal executive offices)               (Zip Code)

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act)                       Yes  [   ]  No  [ X ]

As of September 30, 2009, the registrant had 15,451,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION

NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)


Balance Sheets
September 30, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------
                                                                        September 30    December 31
                                                                                2009           2008
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $       322     $   45,257
---------------------------------------------------------------------------------------------------

EXPLORATION PROGRAM SECURITY DEPOSIT                                              -          7,610

EQUIPMENT                                                                         -              -
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $       322     $   52,867
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    168,143         14,391
Convertible debenture                                                        30,000              -
Owing to related parties                                                     43,166              -
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           241,309         14,391
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil                                                      -              -
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  15,451,300 common shares                             1,565          1,245
                        (December 31, 2009:  12,451,300)

ADDITIONAL PAID-IN CAPITAL                                                  206,759         78,811

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                         (449,311)       (41,580)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    (240,987)        38,476
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $       322     $   52,867
===================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to September 30, 2009
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                                              Additional       during  shareholder's
                                                        Preferred Stock       Common Stock       paid-in  exploration         equity
                                                        Shares   Amount      Shares   Amount     capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                   -   $    -  11,251,300  $ 1,125  $  18,931   $   (6,418)  $     13,638
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year             -        -           -        -          -       (5,935)        (5,935)

Balance, December 31, 2006                                   -   $    -  11,251,300  $ 1,125  $  18,931   $  (12,353)  $      7,703
------------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year             -        -           -        -          -          372            372

Balance, December 31, 2007                                   -   $    -  11,251,300  $ 1,125  $  18,931   $  (11,981)  $      8,075
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash on August 6, 2008          -        -   1,200,000      120     59,880            -         60,000
 at $0.05 per share

Net (loss) and comprehensive (loss) for the year             -        -           -        -          -      (29,599)       (29,599)

Balance, December 31, 2008                                   -   $    -  12,451,300  $ 1,245  $  78,811   $  (41,580)  $     38,476
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for shares on July 10, 2009         -        -   3,000,000      300     17,968            -         18,268
 at $0.006 per share

Issuance of common stock for shares on September 8, 2009     -        -     200,000       20    109,980            -        110,000
at $0.55 per share
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the period           -        -           -        -          -     (407,731)      (407,731)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2009                                  -   $    -  15,651,300  $ 1,565  $ 206,759   $ (449,311)  $   (240,987)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                                            Cumulative
                                                                  from
                                                         June 22, 2005          Three months ended          Nine months ended
                                                        (inception) to             September 30                September 30
                                                    September 30, 2009          2009          2008          2009         2008
------------------------------------------------------------------------------------------------------------------------------
EXPENSES

Bank charges                                        $             255   $        18   $        63   $        67   $       152
Consulting fees                                               113,712       112,300             -       112,300             -
Interest expenses                                               1,811             -           494             -         1,811
Marketing                                                     184,590       130,948             -       184,590             -
Office expenses                                                10,583         6,833         2,067         6,902           132
Professional fees                                              54,373         8,771             -        29,030        17,384
Resource property acquisition and exploration costs             7,568             -           881             -             -
Transfer agent                                                  2,514          (136)            -           733         1,731
Travel expenses                                                16,583        16,583             -        16,583             -
Write-off Mineral Deposit                                       7,610            (1)            -         7,610             -
Foreign exchange loss (gain)                                     (294)          (84)            -           (84)            -
Write off of equipment                                         50,000        50,000             -        50,000             -
------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                          449,311       325,232         3,505       407,731        21,210
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE                          (449,311)  $  (325,232)  $    (3,505)  $  (407,731)  $   (21,210)
INCOME (LOSS) FOR THE PERIOD
------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                        $     (0.02)  $     (0.00)  $     (0.03)  $     (0.00)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF                                               15,173,039    12,451,300    13,368,516    12,451,300
COMMON SHARES OUTSTANDING - basic and diluted
==============================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(FORMERLY PICKFORD MINERALS, INC.)
(An exploration stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                        June 22, 2005
                                                       (inception) to   Nine months ended     Nine months ended
                                                   September 30, 2009  September 30, 2009    September 30, 2008
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                  $         (449,311)  $        (407,731)    $         (21,210)
Adjustments for items not involving cash:
- write off of equipment                                      50,000              50,000                     -
- consulting fee                                             110,000             110,000                     -
Changes in operating assets and liabilities
- (increase) decrease in prepaid expense                           -                   -                     -
- accounts payable and accrued liabilities                   168,143             153,752                 2,430
- due to a related party                                      41,434              41,434                     -
- exploration program security deposit                             -               7,610                 4,809
---------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                 (79,734)            (44,935)              (13,971)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                        80,056                   -                60,000
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     80,056                   -                60,000
---------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 322             (44,935)               46,029

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     -              45,257                 2,044
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $              322   $             322   $            48,073
===============================================================================================================

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

On April 27, 2009, the Company entered into a Share Purchase Agreement (the "Reorganization Agreement") with Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 ("NSC"). Upon the closing of the Reorganization Agreement on July 10, 2009, the shareholders of NSC delivered all of their equity interests in NSC to the Company in exchange for 3,000,000 shares of common stock in the Company and 3,000,000 convertible securities of the Company, as a result of which NSC became a wholly-owned subsidiary of the
Company  (the  "Reorganization").   The  debenture  is  non-interest  bearing,
convertible at the rate of $0.01 per share at the option of the holder. NSC is a sales company engaged in the business of selling a variety of photovoltaic products. At the time of the Reorganization, NSC had the exclusive right in Canada and the non-exclusive right elsewhere to sell a line of photovoltaic products distributed by Rainbow Solar Inc, a Delaware corporation ("RSI"). The RSI sales license was terminated by mutual consent on November 10, 2009. (See also Note 9)

For accounting purposes, the Reorganization has been accounted for using the purchase method and the summary of the Purchase Price is as follows:

Stock  consideration     -  3,000,000  common  stocks     $18,268
Convertible  debenture                                     30,000
                                                       ----------
                                                          $48,268
                                                           ======

The summary of the assets acquired and liabilities assumed at fair value is as follows:

             -------------------------------------------------------------
             AS AT JULY 10, 2009                                   US$
             -------------------------------------------------------------
             ASSETS AND LIABILITIES
             Samples                                               50,000
             Accounts Payable and Accrued Liabilities              (1,732)
                                                                   -------
             NET ASSETS AND TOTAL PURCHASE PRICE                   48,268
                                                                   =======

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $449,311 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Principles  of  Consolidation

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary in existence during the fiscal period ended September 30, 2009, being Novagen Solar (Canada) Ltd. All intercompany balances and transactions have been eliminated in the consolidation process.

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at September 30, 2009 and 2008, there were no cash equivalents.

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

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2009 and 2008 the Company had no amounts in a bank beyond insured limits.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Assets  retirement  obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2009 and 2008 the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended September 30, 2009 and 2008.

Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended September 30, 2009 and 2008.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted this pronouncement for the quarter ended September 30, 2009. We have evaluated our subsequent events through November 14, 2009, which is the filing date of this filing.

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

In connection with above noted mineral properties, the Company was required to pay exploration program security deposits of $7,610 (CAD$9,300) and $4,809 (CAD$4,950) in fiscal years 2008 and 2007, respectively. Following the Reorganization, the Company elected to abandon its interest in its mineral properties and has forfeited the exploration program deposit.

NOTE 4 - PROMISSORY NOTE

On January 23, 2008, the Company issued a promissory note of $15,000 to a non affiliated party, bearing interest rate at 20% per annum, unsecured and mature on July 23, 2008. The note, together with $1,811 in interest, was repaid in full on August 26, 2008.

NOTE 5 - CONVERTIBLE DEBENTURE

Under the terms of the Reorganization, the Company issued a non-interest bearing debenture in an amount equal to $30,000 that is convertible at the rate of $0.01 per share at the option of the holder upon 61 days notice into a total of 3,000,000 common stocks of the Company. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $30,000 as additional paid-in capital and reduced the carrying value of the convertible debentures to $nil. The carrying value of the convertible debentures had then been accreted up to their face value of $30,000, as they are due on demand. As of the date of this report, the debenture has not been redeemed or converted by the holder.

NOTE 6 - PREFERRED AND COMMON STOCK

The  Company has 50,000,000 shares of preferred stock authorized and none issued

The Company has 100,000,000 shares of common stock authorized, of which 12,451,300 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the year ended December 31, 2008, the Company issued 1,200,000 common shares at $0.05 per share pursuant to a registered public offering for gross proceeds of $60,000.

Under the terms of the Reorganization, on July 10, 2009, the Company issued 3,000,000 common shares at deemed value of $0.006 per share to the shareholders of Novagen Solar (Canada) Ltd.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000.

NOTE 7 - COMMITMENT AND CONTINGENCY

See Note 3 and Note 9.

NOTE 8 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE  9  -  SUBSEQUENT  EVENTS

On November 10, 2009, the Company agreed with Novagen Solar (Canada) Ltd. and Rainbow Solar Inc. to terminate the Sales License granting Novagen Solar (Canada) Ltd. the right to sell photovoltaic products distributed by Rainbow Solar Inc. The termination releases all parties to the sales license from all claims arising from the sales license or the termination thereof. As a result of the termination of the sales license, all parties are released from their obligations thereunder: Novagen Solar (Canada) Ltd. will not be licensed to sell any products distributed by Rainbow Solar Inc. in Canada or elsewhere, and the Company will have no obligation to issue any shares to Rainbow Solar Inc.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Information in this financial report contains "forward looking statements" which can be identified by the use of forward-looking words such as "believes", "estimates", "could", "possibly", "probably", "anticipates", "estimates", "projects", "expects", "may", or "should" or other variations or similar words. No assurance can be given that the future results anticipated by the forward-looking statements will be achieved. These statements constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. Such statements are only predictions and involve known and unknown risks, uncertainties and other factors. Among the key factors that have a direct bearing on our results of operations are the effects of various governmental regulations, the fluctuation of our direct costs and the costs and effectiveness of our operating strategy. Other factors could also cause actual results to vary materially from the future results anticipated by those forward-looking statements.

The forward-looking statements are based upon management's current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

On April 27, 2009, we entered into the Reorganization Agreement with the shareholders of NSC to acquire all the issued and outstanding shares of NSC, which was closed on July 10, 2009. NSC is engaged in the sale of photovoltaic products, and at time of the acquisition, NSC was licensed to sell certain photovoltaic products distributed by Rainbow Solar Inc., a Delaware corporation. On November 10, 2009, the Rainbow Solar Inc. sales license was terminated by mutual consent of all parties, and all parties thereto were released from their obligations thereunder.

As a result of the acquisition of NSC, we abandoned our mineral exploration interests and began pursuing the marketing, sale and distribution of photovoltaic products as our primary business. Accordingly, the financial statements after July 10, 2009 shall reflect the financial position, results of operations and cash flows as if the Company has always carried on the business formerly carried on by NSC, with all assets and liabilities recorded at the carrying values of NSC. For the period ended September 30, 2009, the results of operations discussed herein reflect our previous operations and not the financial results of our new business model.

Our business focus for the period was upon completing the acquisition of NSC, attending trade shows and developing our business plan for fiscal 2010. We plan to spend the remainder of fiscal 2009 organizing the Company and securing financing to implement our business plan.

We do not anticipate earning first revenue until the second quarter of fiscal 2010.


                             RESULTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2008

OPERATING  EXPENSES  AND  NET  LOSSES

Operating expenses rose considerably between the periods due to our change of business and the commencement of sales and marketing activity. We did not earn any revenue during the period. As a result, our net losses have been equal to operating expenses since inception.

Operating expenses were $325,232 for the three months ended September 30, 2009, compared with $3,505 for the same period in 2008. Most of the increase during the period was attributable to marketing costs associated with participating in the Intersolar trade shows in Munich, Germany and San Francisco, California and the $110,000 consulting fees for services rendered by a director of the Company. An additional $16,583 in travel expenses was incurred in respect of these trade shows, versus $Nil for the same period in fiscal 2008.

Professional fees of $8,771 were recorded for the period, and primarily resulted from the acquisition of Novagen Solar (Canada) Ltd. No professional fees were recorded for the same period in fiscal 2008.

The Company also incurred increased office expenses of $6,833 for the period, as compared to $2,067 for the same period in fiscal 2008.

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

Our cash on hand was $322 as at September 30, 2009 compared to $45,257 as at December 31, 2008. We developed a working capital deficit of $240,987 as at September 30, 2009, compared to a working capital surplus of $38,476 as at December 31, 2008.

The decline in our cash position and working capital was the result of expenses incurred during the period in participating in various trade shows and our acquisition of Novagen Solar (Canada) Ltd. This compares with minimal operations during the three months ended September 30, 2008.

We do not presently have sufficient capital to sustain minimal operations for the next 12 months, but our President has undertaken to provide such financing as may be required in that regard. Our management believes that we will require financing of $600,000 in order to implement our business plan for the next twelve months. If we engage in manufacturing, our financing requirements will increase to approximately $5 million, depending on the product to be manufactured. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

ITEM  4.     CONTROLS  AND  PROCEDURES
(i)
EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only one officer and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On July 10, 2009, we issued 3,000,000 restricted common shares at $0.006 per share to the former shareholders of NSC in exchange for all of their shares in NSC in connection with our acquisition of all the issued and outstanding shares of NSC. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

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

On September 8, 2009, we issued 200,000 common shares to a director of the Company as consideration for his service provided as a director at a fair market value of $0.55 per share for $110,000.

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

ITEM 5.     OTHER INFORMATION

TERMINATION  OF  A  MATERIAL  DEFINITIVE  AGREEMENT

On November 10, 2009, the sales license agreement between Rainbow Solar Inc., Novagen Solar (Canada) Ltd. and Novagen Solar Inc. (the "License") was terminated by mutual consent of all parties thereto prior to its stipulated expiration date. Novagen Solar (Canada) Ltd. is a wholly owned subsidiary of Novagen Solar Inc.

The License gave our wholly owned subsidiary, Novagen Solar (Canada) Ltd. ("NSC") the exclusive right within Canada and the non-exclusive right elsewhere to sell and distribute all products licensed by Rainbow Solar Inc. ("RSi") for a period of 10 years. The Sales License granted to NSC the exclusive right to establish facilities within Canada suitable for the demonstration of the RSi SuperPV Power Enhancer and such other products as may be approved by RSi from time to time.

Effective November 10, 2009, the parties to the License mutually agreed to terminate it without any liability of any party thereto, and to mutually release the other parties from any claim that may have arisen from the License or the termination thereof. As a result, NSC is not licensed to sell any of RSi's products in Canada or anywhere else, and the Company is not under any obligation to issue any shares of its capital stock to RSi.

There were no early termination penalties incurred by either the Company or Novagen Solar (Canada) Ltd. as a result of the termination of the License.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1     Officers' Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NOVAGEN SOLAR INC.

Date: November 13, 2009          /s/ Thomas Mills
                                     Thomas Mills
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, and
                                     Principal Accounting Officer