Form 10-K
period 2009-12-31
NOVAGEN SOLAR INC.
filed 2010-03-31
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2009

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission file # 333-149617

                              NOVAGEN SOLAR, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0471927
                    (I.R.S. Employer Identification number)

             1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO  M8X 2Y8
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     647.456.9521

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer     [X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [X]  No [   ]

As of March 30, 2010 the registrant had 12,651,300 shares of its Common Stock outstanding.

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Novagen Solar" means Novagen Solar Inc., unless otherwise indicated.

                                     PART I

ITEM 1.     BUSINESS.

OVERVIEW

Novagen Solar Inc. (the "Company") is a full service solar power developer based in Toronto, Ontario. Novagen will market, sell, design and install solar energy plants across North America, with an emphasis on turnkey commercial power systems, brownfield revitalization, land reclamation and off-grid community developments. Novagen's flexible business model will utilize best-in-class products in conjunction with innovative financial solutions to maximize solar yield and generate substantial value for our stockholders while contributing to energy security, social equity, and protection of the ecosystem upon which life depends.

CORPORATE HISTORY

Novagen was incorporated in the State of Nevada on June 22, 2005 under the name of Pickford Minerals Inc. We were originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but due to higher than anticipated costs were unable to implement our exploration program. Motivated by developments in solar technology and believing that market conditions and legislative incentives were favorable, our management made a strategic decision in April 2009 to pursue opportunities in the solar industry.

On April 27, 2009, we entered into an agreement to acquire all the issued and outstanding shares of Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 ("NSC"). NSC is an authorized sales representative of Rainbow Solar Inc. ("RSi"), a Delaware corporation engaged in the marketing, sale and distribution of a portfolio of solar products based on leading technologies. NSC is licensed under an agreement dated February 19, 2009, as amended on July 10, 2009 (the "Sales License"), for a period of 10 years to sell and distribute RSi's products anywhere in the world, with the exclusive right to sell and distribute in Canada. On May 12, 2009, we changed our name to Novagen Solar Inc. The acquisition of NSC closed on July 10, 2009. Since closing the acquisition of NSC, we have abandoned our mineral exploration interests and focused our business operations exclusively on solar energy. On December 1, 2009, the acquisition of NSC was rescinded, resulting in all shares exchanged through the acquisition of NSC being returned to the transferors.

The address for our head office is 1440-3044 Bloor Street West, Toronto, Ontario M8X 2Y8. Our telephone number is (647) 456-9521. Our facsimile number is (647) 439-3785. Our common stock is quoted on the NASD Over-the-counter Bulletin Board under the symbol "NOVZ".

PRODUCTS AND SERVICES

We intend to offer a number of solar products and services that seek to generate revenue from initial installation activities, as well as potential recurring revenue from an installed base of customers. Such products and services will include the following:

SOLAR POWER PLANT DEVELOPMENT

Commercial Solar Installations. We plan to develop, finance, construct and operate commercial solar installations throughout North America, with a focus on rooftop and open-space systems that produce one Megawatt of electricity or less. This is an area of the market that we believe to be underserved. We believe this sector offers faster deployment and better prospects for generating additional business from customers with multiple locations. We will offer property owners a comprehensive range of participation levels and financing packages, including leasing arrangements, that will have the broadest possible appeal. As part of our turnkey system, we will design and specify the appropriate system, manage its installation and maintenance, and arrange for all of the necessary financing. We will also take care of the required permitting and apply for subsidies. Additionally, we will arrange for monitoring and maintenance to ensure installed systems are kept in peak condition throughout their expected life.

Solar Power Plants. We intend to develop large scale (in excess of one Megawatt), ground-mounted solar power plants, either alone or in partnership with others.

Brownfield Revitalization Brownfields are real property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant. Cleaning up and reinvesting in these properties protects the environment, reduces blight, and takes development pressures off greenspaces and working lands. We believe that solar energy technologies are well suited for use at brownfield sites because they require very little maintenance and can be installed on the ground without penetrating the surface or disturbing existing contamination. We intend to work with property owners and municipalities to assist in the revitalization of brownfields by providing turnkey solar energy solutions utilizing best-in-class photovoltaic arrays and building integrated solar energy systems.

Land Reclamation. Land reclamation refers to the restoration of land damaged by mining, erosion, or some other activity or process. The process of reclamation includes maintaining water and air quality, minimizing flooding, erosion and damage to wildlife and aquatic habitats caused by surface mining. In respect of former mining sites, reclamation generally involves filling in excavations, grading the land to avoid leaving steep slopes, placing the original topsoil on the graded surface, and planting the topsoil with vegetation. Through a collaboration with our industry partners, we plan to provide mining companies with sustainable solar energy solutions for responsible exploration and mining practices, such as providing solar power for mining operations and reclamation activities, and post-reclamation solar power plant development.

Off-Grid Communities. According to Natural Resources Canada, there are over 300 remote communities in Canada with a total population of 200,000. These communities are not connected to the North American electrical grid or piped natural gas network and are permanent or long-term settlements. Many of them are very dependent on imported oil and pay energy costs that can be up to 10 times higher than in the rest of Canada. We intend to assist Canada's remote communities to deploy solar solutions appropriate for their needs, including the development of solar power plants to provide clean, reliable energy. In addition to providing turnkey systems, we will assist communities to establish and nurture a maintenance support infrastructure for their power plant(s). Such an infrastructure, while not complex, must be functional and appropriate for the size, complexity and sophistication of the system deployed. We will provide training for local residents, documentation matched to local capabilities, spare-parts inventory and component resupply. By providing communities with appropriate technology and infrastructure training, we will improve their self-sufficiency while creating jobs and supporting the local economy.

MANUFACTURING

We intend to engage in manufacture of PV products within the next two years of operations, with a focus on modules, inverters and mounting/tracking systems utilized in our solar plants. The determination as to which products we will seek to manufacture will depend on market response, the availability of raw materials, available capital, and our ability to obtain manufacturing rights on a profitable basis. There can be no assurance that we will have access to sufficient capital to develop manufacturing operations. If we are unable to establish manufacturing operations, we will be entirely dependent upon third parties for the supply of products, which could limit our growth and results of operations.

COMPETITION

The solar market is intensely competitive and rapidly evolving. The number of solar product resellers and integrators has rapidly increased due to the growth of actual and forecast demand for solar products and the relatively low barriers to entry. We have only recently commenced operations, and do not presently hold a significant competitive market position in the solar market. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than we have, which have been engaged in the solar energy business for a much longer time than we have.

Our ability to compete will depend upon our ability to establish supply relationships with wholesalers, OEM distributors and independent manufacturers providing the most efficient solutions. Specifically, we will compete with major PV module manufacturers, such as Sharp Corporation, Suntech Power, BP Solar, GE Energy, Mitsubishi, and Sanyo; and integrated manufacturers of PV products such as First Solar, Inc., Kyocera Corporation, Renewable Energy Corporation, Solar World AG and Sun Power Corporation. We will also compete with numerous regional and national solar installation companies, including First Solar Inc., Skypower, Pod Generating Group and CarbonFree Technology Inc. We also expect to compete with new entrants to the solar market, including those that offer more advanced technological solutions or that have greater financial resources. Furthermore, the entire solar industry also faces competition from conventional energy and non-solar renewable energy providers.

We believe that we will be able to successfully compete by integrating our products together with our installation services to provide turnkey solar power solutions. By providing strong technical, financial and regulatory expertise, while capitalizing on our management's relationships with government, suppliers and enterprise-level end users, we believe that Novagen will be able to establish itself in North America as a significant full-service solar power developer.

SUPPLIERS

By establishing strategic partnerships with major component suppliers we will ensure that every new project is designed and installed with the most advanced technology appropriate for our customers. We will purchase PV panels used in our solar power systems principally from PowerCom Co. Inc., Green Energy
Technology Inc., Day4Energy Inc., Kyocera Solar and Suntech America and we purchase inverters principally from SatCon Power Systems, which components will represent approximately two-thirds of our component requirements. Hardware and other materials will be readily available for off-the-shelf purchase.

We intend to remain independent of any one technology or equipment vendor to ensure that we will be able to offer our customers turnkey solutions best suited to their individual needs. As such, we do not have supply agreements with our suppliers, except for purchase orders on a case-by-case basis. Although PV panels are manufactured world-wide, we are subject to market price fluctuation and vendor lead time and inventory for the components that we purchase.

MARKETING

We will sell our solar power systems directly to commercial, industrial and governmental customers, through an internal sales and marketing staff. We may appoint additional sales representatives as independent contractors to solicit business and identify potential development opportunities. We expect to rely heavily on the relationships between our management and end users in our target market.

We believe that, depending upon the size of the projects, it is likely that a significant portion of our initial business will derive from a small number of customers. There can be no assurance that the loss of any such customer would not adversely affect our business or results of operations. We expect that our customer mix will change as we expand our operations.

REGULATIONS

The market for electricity generation products is heavily influenced by national, regional and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In Canada and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar products.

Our operations are subject to a variety of national, federal, regional and local laws, rules and regulations relating to worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Because we outsource and do not manufacture our solar power systems, we do not use, generate, store or discharge toxic, volatile or otherwise hazardous chemicals and wastes. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

GOVERNMENT SUBSIDIES AND INCENTIVES

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Currently, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. Various subsidies and tax incentive program exist at the national, regional and local levels to encourage the adoption of solar power including the following:

Capital Cost Rebates - provide funds to customers based on the cost of size of a customer's solar power system.

Performance-Based Incentives - provide funding to customers based on the energy produced by their solar energy system.

Feed-In Tariff Subsidies - government imposed prices set above market rates (which may differ by system size or application) that utilities are required to pay for renewable electricity generated by end-users for a guaranteed period of time.

Tax  Credits  -  reduce  a  customer's  taxes  at  the  time  the taxes are due.

Net Metering - enables end-users to sell any excess electricity they generate from solar energy to their local utility in exchange for a credit against their utility bills (usually combined with rebates).

Renewable Portfolio Standards - government mandates that a certain portion of electricity delivered to customers by utilities come from a set of eligible renewable energy resources, and in some instances, that a portion of the renewable energy quota must be generated by solar energy.

If any of these subsidies or incentives are discontinued, reduced or substantially modified, if growth in any such subsidies or incentives is reduced, or if renewable portfolio standards or similar production requirements are changed or eliminated, demand for our solar products could decline or never develop, and our results of operations and financial condition could be materially and adversely affected as a result.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurance that such policies will continue. Any decrease in the level of rebates, incentives or other government support for solar energy would have an adverse affect on our ability to sell our products.

Incentives vary by country, region, and electric utility. Within the United States, one national incentive is the federal 30% investment tax credit ("ITC") and special depreciation rules. The ITC credit is capped at $2,000 for residential customers while commercial customers are not subjected to any cap while federally approved accelerated depreciation is limited to commercial customers. The economic value in each given situation of the ITC and accelerated depreciation depends on the tax status of the customer.

Additionally, several states offer various tax credits to commercial and residential customers. Residential customers and commercial customers are often eligible for different non-tax incentives such as rebates, grants, performance based incentives and feed-in-tariffs, which vary greatly from state to state and utility to utility and are often tiered according to a project's size and eligibility. Support for solar energy projects outside the United States also vary greatly based on different programs in each country.

Within Canada, the Province of Ontario has implemented a program for feed-in-tariff subsidies ("FiT"). Under the FiT program, the Provincial electric utility will purchase power generated through PV at premium rates for a period of 20 years, guaranteed by the Provincial Government. Additional provincial policies that will encourage the development of solar energy in Canada are expected in 2010.

BUILDING CODES

We are required to obtain building permits and comply with local ordinances and building codes for each project, the cost of which is included in our estimated costs for each proposal.

RESEARCH AND DEVELOPMENT

We have not undertaken any research or development over the last two fiscal years.

INTELLECTUAL PROPERTY

We currently have no employees. We may utilize independent contractors and consultants from time to time to assist in the development of our business. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

ENVIRONMENTAL

Our operations are currently limited to the sale and distribution of solar products. As such, we are not aware of any environmental laws that are applicable to our business, or which could result in any material compliance costs to us or effects on our business.

EMPLOYEES

We currently have no employees other than our officers and directors, who have not been paid for their services. As we implement our business plan, we expect to add employees as appropriate.

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

We  do  not  presently  own  or  have  an  interest  in  any  real  property.

ITEM  3.     LEGAL  PROCEEDINGS

Neither Novagen Solar, nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Novagen Solar or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "NOVZ". Trading of our stock is sporadic and does not constitute an established public market for our shares.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations obtained from otcMarkets.com reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     --------------------------------------
                     QUARTER ENDED          HIGH      LOW
                     --------------------------------------
                     March 31, 2009         $0.00     $0.00
                     June 30, 2009          $0.25     $0.01
                     September 30, 2009     $0.55     $0.20
                     December 31, 2009      $0.53     $0.05
                     ======================================

UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On July 10, 2009, we issued 3,000,000 restricted common shares at $0.006 per share to the former shareholders of NSC in exchange for all of their shares in NSC in connection with our acquisition of all the issued and outstanding shares of NSC. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Regulation S of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. The common shares were surrendered to the Company on December 1, 2009, as part of the rescission of the acquisition of NSC.

On September 8, 2009, we issued 200,000 common shares to a director of the Company as consideration for his service provided as a director at a fair market value of $0.55 per share for $110,000.

HOLDERS

On December 31, 2009, the shareholders' list of our shares of common stock showed 60 registered holders of our shares of common stock and 12,651,300 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

SHARE PURCHASE WARRANTS

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

OPTIONS

We have not issued and do not have outstanding any options to purchase shares of our common stock.

CONVERTIBLE SECURITIES

As part of our acquisition of NSC, on July 10, 2009 we issued a non-interest bearing convertible demand debenture for $30,000 to one of its former shareholders. The convertible debenture was surrendered, unredeemed and unconverted, to the Company on December 1, 2009, as part of the rescission of the acquisition of NSC.

As part of the rescission of our acquisition of NSC, on December 31, 2009 we issued a non-interest bearing convertible demand note for $50,000 to NSC. NSC may, upon 61 days written notice to the Company, convert the principal amount owing into common shares of our capital stock. The conversion rate will be the average volume weighted closing price of the Company's stock on the NASD over-the-counter bulletin board for the 10 business days preceding the notice date.

We have not otherwise issued and do not have outstanding any other securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Until July 10, 2009, our business plan was to explore our mineral property to determine whether it contained commercially exploitable reserves of valuable minerals. Our plan was to commence a mineral exploration program that would have involved expanded geological mapping, and geochemical sampling that would cover previously established grid areas, as well as other prospective sites that might have been developed to delineate either base metals or industrial minerals. Due to higher than anticipated fuel costs, we were unable to commence our exploration program as planned in 2008. By the second quarter of 2009, we had insufficient capital to initiate complete our program. In light of market conditions, our management determined in our second fiscal quarter of 2009 that it was in the Company's best interests to review opportunities in the field of solar energy.

On April 27, 2009, we entered into the Reorganization Agreement with the shareholders of Novagen Solar (Canada) Ltd. ("NSC") to acquire all the issued and outstanding shares of NSC. NSC was the exclusive sales agent in Canada of RSi, and a non-exclusive sales agent for RSi everywhere else in the world. The acquisition of NSC was closed on July 10, 2009. As a result of the acquisition, we abandoned our mineral exploration interests (including a mineral exploration deposit of $7,610) and began pursuing the marketing, sale and distribution of PV products as our primary business. Accordingly, our accumulated operating losses of $41,580 to December 31, 2008 reflect our past activities that have been either discontinued or abandoned.

On November 10, 2009, the Company agreed with NSC and RSi to terminate the Sales License granting NSC the right to sell photovoltaic products distributed by RSi. The termination releases all parties to the sales license from all claims arising from the sales license or the termination thereof. As a result of the termination of the sales license, all parties are released from their obligations thereunder: NSC will not be licensed to sell any products distributed by RSI in Canada or elsewhere, and the Company will have no obligation to issue any shares to RSi. On December 1, 2009, the acquisition of NSC was rescinded, resulting in all issued and outstanding shares of NSC being returned to the original NSC shareholders in exchange for all securities issued by the Company as part of the acquisition.

As part of the rescission of our acquisition of NSC, on December 31, 2009 we issued a non-interest bearing convertible demand note for $50,000 to NSC for the acquisition of the solar panels. NSC may, upon 61 days written notice to the Company, convert the principal amount owing into common shares of our capital stock. The conversion rate will be the average volume weighted closing price of the Company's stock on the NASD over-the-counter bulletin board for the 10 business days preceding the notice date.

We have not earned revenue since inception and we presently have no solar power installations in operation. Since inception, our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties.

On January 23, 2008, we issued a promissory note for $15,000 to a non-affiliated third party. The promissory note accrued interest at the rate of 20% per annum, and was due and payable on July 23, 2008. Proceeds from the promissory note were used to pay for offering expenses, claim renewal and working capital. The note, together with $1,811 in interest, was repaid in full on August 26, 2008.

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

On July 10, 2009, we issued a non-interest bearing convertible debenture for $30,000 to a former shareholder of NSC in exchange for all of its shares of NSC. The convertible debenture was surrendered, unredeemed and unconverted, to the Company on December 1, 2009, as part of the rescission of the acquisition of NSC.

OPERATING EXPENSES FROM CONTINUED OPERATIONS

Operating expenses consisted of consulting fees, professional fees, interest expenses and other general corporate expenses. Operating expenses were $396,673 for the year ended December 31, 2009, compared with $29,599 in operating expenses for the year ended December 31, 2008. The increase was a result of costs associated with our change of business and consulting fees associated with the exploration of our mineral properties.

Marketing expenses for the 2009 fiscal year were $184,591, compared to Nil for fiscal 2008. Marketing expenses included all costs associated with exhibiting at the ICSC trade show in Las Vegas, Nevada and the Intersolar trade shows in Munich, Germany and San Francisco, California.

Director fees in fiscal 2009 were $110,000, compared to Nil for the 2008 fiscal year. The increase was due to issuance of 200,000 common stock at a price of $0.55 per share to a director of the Company.

Professional fees were $17,905 for the year ended December 31, 2009, compared with $24,312 for the year ended December 31, 2008. Professional fees incurred in fiscal year 2009 consist of accounting fees associated with our acquisition of NSC, and the audited financial statements and periodic reporting obligations.

Consulting fees for the year ended December 31, 2009 were $2,300, compared with $1,412 for the year ended December 31, 2008. Consulting fees incurred in fiscal 2009 were due to assistance with the preparation of our quarterly financial reports.

General office expenses were $7,684 for the year ended December 31, 2009, compared with office expenses of $2,064 for the year ended December 31, 2008. The increase was due to increase in operating activities in 2009.

NET LOSS FOR THE YEAR

We recorded a net loss of $396,673 for the year ended December 31, 2009, compared with a net loss of $29,599 for the year ended December 31, 2008.

LIQUIDITY  AND  CAPITAL  RESOURCES.

As at December 31, 2009 we had total assets of $304 comprised entirely of cash. This is a decrease from total assets of $52,867 as at December 31, 2008, primarily due to marketing and travel expenses associated with our attendance at various trade shows, professional fees, the abandonment of mineral exploration deposit and office expenses.

As of December 31, 2009, our total liabilities increased to $248,501 comprised of $42,651 owing to a director for expenses incurred on our behalf and $155,850 in trade debt arising from professional fees and our exhibition at several trade shows. As of December 31, 2008, total liabilities were $14,391.

Our business is in the early stages of development. We do not presently have sufficient capital to sustain minimal operations for the next 12 months, but our President has undertaken to provide such financing as may be required in that regard. Our management believes that a minimum of $600,000 will be required to implement plan of operations and secure development and regulatory approvals over the next six months. Our currently available capital and cash flows from operations are insufficient to execute our current business plan and fund business operations long enough to become cash flow positive or to achieve profitability. Our ultimate success will depend upon our ability to raise capital.

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to use, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                               NOVAGEN SOLAR INC.
                         (AN EXPLORATION STAGE COMPANY)



      FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders  of

NOVAGEN  SOLAR  INC.
(A  development  stage  company)

We have audited the accompanying balance sheets of Novagen Solar Inc. (a development stage company) as at December 31, 2009 and 2008 and the related statements of stockholders' equity, operations and cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its intended business venture. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                         Chang Lee LLP
March  29,  2010                                          Chartered  Accountants


NOVAGEN SOLAR INC.
(A development stage company)

Balance Sheets
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------
                                                                        December 31   December 31
                                                                               2009   2008
-------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $      304    $   45,257
-------------------------------------------------------------------------------------------------

Exploration program security deposit                                             -         7,610
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $      304    $   52,867
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   155,850        14,391
Convertible Debenture                                                       50,000             -
Owing to related parties                                                    42,651             -
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          248,501        14,391
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,651,300 common shares                            1,265         1,245
                        (December 31, 2008:  12,451,300)

ADDITIONAL PAID-IN CAPITAL                                                 188,791        78,811

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                        (438,253)      (41,580)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   (248,197)       38,476
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $      304    $   52,867
=================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to December 31, 2009
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Deficit
                                                                                                          accumulated          Total
                                                                                              Additional       during  shareholder's
                                                       Preferred Stock        Common Stock       paid-in  exploration         equity
                                                       Shares   Amount      Shares    Amount     capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                  -   $    -  11,251,300  $ 1,125   $  18,931   $   (6,418)  $     13,638
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year            -        -           -        -           -       (5,935)        (5,935)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                                  -   $    -  11,251,300  $ 1,125   $  18,931   $  (12,353)  $      7,703
------------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year            -        -           -        -           -          372            372
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                  -   $    -  11,251,300  $ 1,125   $  18,931   $  (11,981)  $      8,075
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash on August 6, 2008         -        -   1,200,000      120      59,880            -         60,000
at $0.05 per share

Net (loss) and comprehensive (loss) for the year            -        -           -        -           -      (29,599)       (29,599)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                                  -   $    -  12,451,300  $ 1,245   $  78,811   $  (41,580)  $     38,476
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for shares on July 10, 2009        -        -   3,000,000      300      17,968            -         18,268
at $0.006 per share

Rescind issuance of common stock for shares                 -        -  (3,000,000)    (300)    (17,968)           -        (18,268)
at $0.006 per share

Issuance of common stock for service on                     -        -     200,000       20     109,980            -        110,000
September 8, 2009 at $0.55 per share

Net (loss) and comprehensive (loss) for the year            -        -           -        -           -     (396,673)      (396,673)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2009                                  -   $    -  12,651,300  $ 1,265   $ 188,791   $ (438,253)  $   (248,197)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                     Cumulative from
                                                                       June 22, 2005
                                                                      (inception) to         Year ended         Year ended
                                                                   December 31, 2009  December 31, 2009  December 31, 2008
--------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                                       $            261   $             67   $             152
Consulting fees                                                               3,712              2,300               1,412
Director fees                                                               110,000            110,000                   -
Interest expenses                                                             1,811                  -               1,811
Marketing expenses                                                          184,591            184,591                   -
Office expenses                                                              10,602              6,920                 132
Professional fees                                                            42,217             17,905              24,312
Resource property acquisition and exploration costs                           7,568                  -                   -
Transfer expenses                                                             2,584                803               1,781
Travel expenses                                                              16,583             16,583                   -
Write-off Exploration program security deposit                                7,610              7,610                   -
Project investigation                                                        50,000             50,000                   -
Foreign exchange loss (gain)                                                   (316)              (106)                 (1)
--------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                        438,253            396,673              29,599
--------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD   $       (438,253)  $       (396,673)  $         (29,599)
--------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                      $          (0.03)  $           (0.00)
===========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic and diluted                                                                         12,513,766          11,828,349
===========================================================================================================================

The accompanying notes are an integral part of these financial statements


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------
                                                    Cumulative from
                                                      June 22, 2005
                                                     (inception) to         Year ended         Year ended
                                                  December 31, 2009  December 31, 2009  December 31, 2008
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                  $       (438,253)  $       (396,673)  $         (29,599)
Adjustment for items not involving cash:
- Project investigation                                     50,000             50,000                   -
- consulting fee                                           110,000            110,000                   -
- Write-off Exploration program security deposit                 -              7,610                   -

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                        -                  -               1,222
- accounts payable and accrued liabilities                 155,850            141,459              14,391
- due to a related party                                    42,651             42,651                   -
- exploration program security deposit                           -                  -              (2,801)

NET CASH FROM (USED IN) OPERATING ACTIVITIES               (79,752)           (44,953)            (16,787)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      80,056                  -              60,000
----------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                          80,056                  -              60,000
----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               304            (44,953)             43,213

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -             45,257               2,044
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $            304   $            304   $          45,257
==========================================================================================================

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

On April 27, 2009, the Company entered into a Share Purchase Agreement (the "Reorganization Agreement") with Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 ("NSC"). Upon the closing of the Reorganization Agreement on July 10, 2009, the shareholders of NSC delivered all of their equity interests in NSC to the Company in exchange for 3,000,000 shares of common stock in the Company and 3,000,000 convertible securities of the Company, as a result of which NSC became a wholly-owned subsidiary of the Company (the "Reorganization"). The debenture is non-interest bearing, convertible at the rate of $0.01 per share at the option of the holder. NSC is a sales company engaged in the business of selling a variety of photovoltaic products. At the time of the Reorganization, NSC had the exclusive right in Canada and the non-exclusive right elsewhere to sell a line of photovoltaic products distributed by Rainbow Solar Inc, a Delaware corporation ("RSI"). The RSI sales license was terminated by mutual consent on November 10, 2009. (See also Note 9).

On December 1, 2009, the Reorganization Agreement was rescinded, with the former shareholders of NSC exchanging all securities received under the Reorganization Agreement for all the issued and outstanding shares of NSC (the "Rescission"). As part of the Rescission, on December 1, 2009 the Company issued a non-interest bearing convertible demand note for $50,000 to NSC for the sample solar panels used by the Company. NSC may convert the principal amount owing into common shares of our capital stock. The conversion rate will be the average volume weighted closing price of the Company's stock on the NASD over-the-counter bulletin board for the 10 business days prior to the surrender date and the conversion is deemed to have been effected on the 61st day following the surrender date.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $438,253 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's business.

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

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The Company reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes the judgments and estimates required in its accounting policies to be critical in the preparation of the Company's financial statements.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at December 31, 2009 and 2008, there were no cash equivalents.

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2009, the Company had $nil in a bank beyond insured limit (December 31, 2008: $nil).

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

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by Accounting Standards Codification ("ASC") 825, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Mineral  Property  Payments  and  Exploration  Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. To date, the Company has shifted its focus on the solar panel and therefore, all costs are being expensed.

Long-lived  assets  impairment

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Assets  Retirement  Obligations

The Company has adopted ASC 410, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2009 and 2008 the Company does not have any asset retirement obligations.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the years ended December 31, 2009 and 2008.

Comprehensive  Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended December 31, 2009 and 2008.

Income  Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Basic  and  Diluted  Loss  Per  Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's potentially dilutive shares, which include convertible securities, have not been included in the computation of diluted loss per share as the result would be anti-dilutive.

Newly  Adopted  Accounting  Pronouncements  and  New  Accounting  Pronouncements

On January 1, 2009, the Company adopted ASC 805, "Business Combinations". ASC 805 applies the acquisition method of accounting for business combinations established in ASC 805 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with ASC 805 requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

On January 1, 2009, the Company adopted ASC 160, (prior authoritative literature: SFAS 160, Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51). ASC 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

On January 1, 2009, the Company adopted ASC 815-10 (prior authoritative literature: SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133). ASC 815-10 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

On January 1, 2009, the Company adopted FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"), as codified in ASC subtopic 350-30, Intangibles - Goodwill and Other: General Intangibles Other than
Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, as codified in ASC topic 350, Intangibles Goodwill and Other (ASC 350). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of this statement did not have a material effect on the Company's financial statements.

On January 1, 2009, the Company adopted FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as coded in ASC 470 "debt". ASC 470 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this statement did not have a material effect on the Company's financial statements.

On April 1, 2009, the Company adopted ASC 944-20, "Accounting for Financial Guarantee Insurance Contracts" (formerly SFAS No. 163, Accounting for Financial Guarantee Insurance - an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises). ASC 944-20 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The adoption of ASC 944-20 has no effect on the Company's financial reporting at this time.

On April 1, 2009, the Company adopted ASC 260-10, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of ASC 260-10. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets", as coded in ASC 715-20. This new standard requires enhanced disclosures about plan assets in an employer's defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, as coded in ASC 820-10, The standard addresses the application of Statement of Financial Accounting Standards ("SFAS") No.157 for illiquid financial instruments. ASC 820-10 clarifies that approach to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. ASC 820-10 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of ASC 820-10 had no impact on the Company's results of operations, financial condition or cash flows.

On April 1, 2009, the Company adopted ASC 323-10, "Equity Method Investment Accounting Considerations" that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The adoption of ASC 323-10 did not have a material impact on our financial condition or results of operations.

In April, 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 will not have a material impact on the Company's financial statements.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

On January 1, 2009, the Company adopted ASC 820 Fair Value Measurements and Disclosures ("ASC 820"). The Company's adoption of ASC 820 did not materially affect the Company's financial position, results of operations or liquidity. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

- Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
- Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.
- Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The Company's financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, convertible debentures, and amounts owing to related parties. Pursuant to ASC 820, the fair value of cash and cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

In April, 2009, the FASB issued ASC 820-10-50 (formerly Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The new guidance could potentially require additional disclosures in interim periods after the Company's fiscal year ending 2010. Adoption of this FSP will not have a material impact on the Company's financial statements.

On April 1, 2009, the FASB issued ASC 320-10-65 (formerly Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC 320-10-65 on October 1, 2009. The adoption of this FSP did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

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

NOTE 4 - CONVERTIBLE DEBENTURE

The Company issued a non-interest bearing debenture in an amount equal to $50,000 that is convertible at the rate of the average volume weighted closing price of the common shares on the NASD over-the-counter bulletin board for a period of 10 business days prior to the surrender date and the conversion is deemed to have been effected on the 61st day following the surrender date. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined that the convertible debentures contained no embedded beneficial conversion feature as the convertible debentures were issued with a conversion price the same as the fair market value of the Company's common shares at the time of issuance, being $0.53 per share. The carrying value of the convertible debentures is equal to the fair value as they are non-interest bearing and due on demand. As of the date of this report, the debenture has not been redeemed or converted by the holder.

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued

The Company has 100,000,000 shares of common stock authorized, of which 12,651,300 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000.

Under the terms of the Reorganization, on July 10, 2009, the Company issued 3,000,000 common shares at deemed value of $0.006 per share to the shareholders of Novagen Solar (Canada) Ltd. The shares were surrendered to the Company on December 1, 2009, as part of the Rescission.

During the year ended December 31, 2008, the Company issued 1,200,000 common shares at $0.05 per share pursuant to a registered public offering for gross proceeds of $60,000.

NOTE  6  -  INCOME  TAXES

At December 31, 2009, the Company had deferred tax assets of approximately $153,400 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2009. The significant components of the deferred tax asset at December 31, 2009 and 2008 were as follows:

--------------------------------------------------------------------------------
                                            December 31, 2009  December 31, 2008
--------------------------------------------------------------------------------
          Net operating loss carryforwards  $        153,400   $         14,600
               Valuation allowance                  (153,400)           (14,600)
          Net deferred tax asset            $              -   $              -
================================================================================

At December 31, 2009, we had net operating loss carryforwards of approximately $438,300, which expire in the year 2025 through to 2029.

NOTE 7 - SUBSEQUENT EVENTS, COMMITMENT AND CONTINGENCY

None noted.

NOTE 8 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company issued 200,000 common stock to one of its directors as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000.

As at December 31, 2009, the Company owed $42,651 (2008: $6,494) to a director of the Company, for the expenses he paid on behalf of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2009:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2009 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of December 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

--------------------------------------------------------------------------------
                                                           TERM PERIOD SERVED AS
NAME             POSITION                          AGE     DIRECTOR/OFFICER
--------------------------------------------------------------------------------

Thomas Mills     Chief Executive Officer,           41     2009 to present
                 President,
                 Chief Financial Officer,
                 Principal Accounting Officer
                 and a director

Gary MacDonald   a director                         41     2009 to present
================================================================================

Thomas Mills is presently our sole officer and a director since July 10, 2009. Mr. Mills was the co-founder of Thrust Energy Corp., an oil and gas exploration company in June 2005, and has been its Chief Executive Officer, President, Chief Financial Officer and a director since inception. Mr. Mills was also the co-founder of AMP Productions Ltd., a motion picture production company in March 2003, and has served as its Chief Executive Officer, President, Chief Financial Officer and a director since its inception. Mr. Mills was the co-founder of Kingston Mines Ltd., a mineral exploration company in June 2005, and was its Vice-President, Chief Financial Officer and a director until April 2008. Mr. Mills also served as the President of Kingston Mines Ltd. from January 2008 until April 2008. From 2001 to September 2004, Mr. Mills was the Chief Executive Officer and President of Torrent Energy Corp., a natural gas exploration company, acting as its Chief Financial Officer from March 2004 to September 2004. He received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree with an emphasis on management and organizational behavior, obtained from the University of Waterloo, Waterloo, Ontario in 1992. Mr. Mills was called to the Bar of British Columbia in 1997, and remains a part-time practicing member.

Gary MacDonald has been a director of Novagen Solar Inc. as of September 8, 2010. Since November 1999, Mr. MacDonald has been a director of Cons AGX Resources Corp. located in Vancouver, British Columbia. Cons AGX, now named Petro Rubiales Energy Corp., is engaged in the business of oil and gas exploration and is traded on the TSX Venture Exchange under the symbol PRE. Since October 2002, Mr. MacDonald has been president and a director of Tapestry Resource Corp. located in Vancouver, British Columbia. Tapestry is engaged in the business of mining exploration. Tapestry is traded on the TSX Venture Exchange under the symbol TPR.H. Since October 2002, Mr. MacDonald has been the sole officer and a director of Oronova Mining Corp., an exploration stage mining company located in Las Vegas, Nevada. Since October 2004, Mr. MacDonald has been the Director of Astra Capital Corp. located in Calgary, Alberta, Canada. Astra Capital is engaged in the business of capital raising and mergers and acquisitions. Since January 1999, Mr. MacDonald has been a Director of Obelisk International Ltd. located in Calgary, Alberta, Canada. Obelisk International is engaged in the business of capital raising and mergers and acquisitions. From October 2004 to January 2007, Mr. MacDonald was a director of Cierra Pacific Ventures Ltd., and exploration stage mining company located in Vancouver, British Columbia. Cierra Pacific Ventures is traded on TSX Venture Exchange under the symbol CIZ.H. From March 2003 to January 2007, Mr. MacDonald was the president and a director of Harlow Ventures Inc., an exploration stage mining company located in Vancouver, British Columbia. Harlow Ventures is traded on the TSX Venture Exchange under the symbol HLW.H. From July 2004 to June 2007, Mr. MacDonald was a director or Tapango Resources Ltd. and exploration stage mining company located in Vancouver, British Columbia. Tapango Resources is traded on the TSX Venture Exchange under the symbol TPA.H. From October 2002 to October 2006, Mr. MacDonald was the sole officer and a director of Glengarry Developments, an exploration stage mining company located in Vancouver.

The address for all our officers and directors is 1440-3044 Bloor Street West, Toronto, Ontario M8X 2Y8.

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended December 31, 2009 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Thomas Mills, at the address appearing on the first page of this registration statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009 by (i) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (ii) each of our Directors and executive officers; and
(iii)  all  our  directors  and  executive  officers  as  a  group.

--------------------------------------------------------------------------------
Name                                             Shares Beneficially Owned     %
--------------------------------------------------------------------------------

Thomas E. Mills                                       9,000,000              71%

Gary MacDonald                                          200,000               2%
--------------------------------------------------------------------------------

Directors and officers as a group (two persons)       9,200,000              73%
--------------------------------------------------------------------------------

Total Shares Issued and Outstanding                  12,651,300             100%
================================================================================

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

The address for all our directors, executive officers and beneficial owners of more than 5% of our issued and outstanding shares is 3044 Bloor Street West, Suite 1440, Toronto, Ontario M8X 2Y8.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

As at December 31, 2009, $42,651 is owed to a director for expenses incurred on our behalf.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP Chartered Accountants for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2009 and 2008 were $5,000 and $4,372 respectively.

AUDIT  RELATED  FEES

For the fiscal year ended December 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements (and the pro-forma financial statements included in our current report on Form 8-K filed July 15, 2009), which are not reported under the caption "Audit Fees" above, were $13,533 and $2,888, respectively.

TAX  FEES

For the fiscal years ended December 31, 2009 and 2008, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended December 31, 2009 and 2008, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

                                    PART IV

ITEM 13.     EXHIBITS

EXHIBIT     TITLE

3.1     Amended Articles of Incorporation, Novagen Solar Inc.
3.2     Amended Bylaws, Novagen Solar Inc.
14.1    Code of Ethics for Senior Financial Officers, Novagen Solar Inc.
31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOVAGEN SOLAR INC.


Date:   March 30, 2010                       By:/s/ Thomas Mills
                                             Thomas Mills
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                DATE

/s/ Thomas Mills      Chief Executive Officer,             March 30, 2010
Thomas Mills          President,
                      Chief Financial Officer,
                      Principal Accounting Officer and
                      a director

/s/ Gary MacDonald    a director                          March 30, 2010
Gary MacDonald