Form 10-K/A
period 2009-12-31
NOVAGEN SOLAR INC.
filed 2010-05-17
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer     [X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [   ]  No [X]

As of May 14, 2010 the registrant had 12,451,300 shares of its Common Stock outstanding.

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
                                                                   December 31, 2009  December 31, 2009  December 31, 2008
--------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                                       $            261   $             67   $             152
Consulting fees                                                               3,712              2,300               1,412
Director fees                                                               110,000            110,000                   -
Interest expenses                                                             1,811                  -               1,811
Marketing expenses                                                          184,591            184,591                   -
Office expenses                                                              10,602              6,920                 132
Professional fees                                                            43,247             17,905              24,312
Resource property acquisition and exploration costs                           7,568                  -                   -
Transfer expenses                                                             2,584                803               1,781
Travel expenses                                                              16,583             16,583                   -
Write-off Exploration program security deposit                                7,610              7,610                   -
Project investigation                                                        50,000             50,000                   -
Foreign exchange loss (gain)                                                   (316)              (106)                 (1)
--------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                        438,253            396,673              29,599
--------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD   $       (438,253)  $       (396,673)  $         (29,599)
--------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                      $          (0.03)  $           (0.00)
===========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic and diluted                                                                         12,513,766          11,828,349
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

                                             NOVAGEN SOLAR INC.


Date:   May 14, 2010                          By:/s/ Thomas Mills
                                             Thomas Mills
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                DATE

/s/ Thomas Mills      Chief Executive Officer,             May 14, 2010
Thomas Mills          President,
                      Chief Financial Officer,
                      Principal Accounting Officer and
                      a director