Form 10-Q
period 2010-03-31
NOVAGEN SOLAR INC.
filed 2010-05-17
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [x  ]  No  []
As of March 31, 2010, the registrant had 12,451,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


NOVAGEN SOLAR INC.
(A development stage company)

Balance Sheets
March 31, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------
                                                                        March  31   December 31
                                                                             2010          2009
-----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $     260   $      304
Prepaid expenses                                                               76            -
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $     336   $      304
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                  154,029      155,850
Convertible debenture - Related Party                                      50,000       50,000
Due to a related party                                                     56,884       42,651
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         260,913      248,501
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil                                                    -            -
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,451,300 common shares                           1,245        1,265
                         (December 31, 2009:  12,651,300)

ADDITIONAL PAID-IN CAPITAL                                                188,811      188,791

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                       (450,633)    (438,253)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  (260,577)    (248,197)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $     336   $      304
===============================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to March 31, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                                                             Additional       during  shareholder's
                                                     Preferred Stock         Common Stock       paid-in  exploration         equity
                                                      Shares  Amount       Shares    Amount     capital        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                 -  $    -  11,251,300   $ 1,125   $  18,931   $   (6,418)  $     13,638
-----------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -       (5,935)        (5,935)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                                 -  $    -  11,251,300   $ 1,125   $  18,931   $  (12,353)  $      7,703
-----------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year           -       -           -         -           -          372            372
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                 -  $    -  11,251,300   $ 1,125   $  18,931   $  (11,981)  $      8,075
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash                          -       -   1,200,000       120      59,880            -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -      (29,599)       (29,599)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                                 -  $    -  12,451,300   $ 1,245   $  78,811   $  (41,580)  $     38,476
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                                   -       -   3,000,000       300      17,968            -         18,268
on July 10, 2009 at $0.006 per share

Rescind issuance of common stock at $0.006 per share       -       -  (3,000,000)     (300)    (17,968)           -        (18,268)

Issuance of common stock for service                       -       -     200,000        20     109,980            -        110,000
on September 8, 2009 at $0.55 per share

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -     (396,673)      (396,673)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2009                                 -  $    -  12,651,300   $ 1,265   $ 188,791   $ (438,253)  $   (248,197)
-----------------------------------------------------------------------------------------------------------------------------------

Cancellation of common stock                               -       -    (200,000)      (20)         20            -              -

Net (loss) and comprehensive (loss) for the period         -       -           -         -           -      (12,380)       (12,380)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2010                                    -  $    -  12,451,300   $ 1,245   $ 188,811   $ (450,633)  $   (260,577)
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------------------------
                                                                   Cumulative from
                                                                     June 22, 2005
                                                                    (inception) to   Three months ended   Three months ended
                                                                    March 31, 2010       March 31, 2010       March 31, 2009
----------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                                       $           304   $              43    $              37
Consulting fees                                                              3,712                   -                    -
Director fees                                                              110,000                   -                    -
Interest expenses                                                            1,811                   -                    -
Marketing expense                                                          184,591                   -                    -
Office expenses                                                             14,193               3,591                    -
Professional fees                                                           51,215               7,968               16,872
Resource property acquisition and exploration costs                          7,568                   -                    -
Transfer agent                                                               2,734                 150                  106
Travel expenses                                                             17,211                 628                    -
Write-off exploration program security deposit                               7,610                   -                    -
Project investigation                                                       50,000                   -                    -
Foreign exchange loss (gain)                                                  (316)                  -                    -
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                       450,633              12,380               17,015
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD   $      (450,633)  $         (12,380)  $          (17,015)
----------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                     $           (0.00)  $            (0.00)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                                         12,649,078           12,451,300
============================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------
                                                    Cumulative from
                                                      June 22, 2005
                                                     (inception) to   Three months ended   Three months ended
                                                     March 31, 2010       March 31, 2010       March 31, 2009
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                  $        (450,633)  $         (12,380)   $         (17,015)
Adjustment for items not involving cash:
- Project investigation                                      50,000                   -                    -
- consulting fee                                            110,000                   -                    -

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                       (76)                (76)                   -
- accounts payable and accrued liabilities                  154,029              (1,821)               4,378
- due to a related party                                     56,884              14,233                    -
-------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                (79,796)                (44)             (12,637)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                       80,056                   -                    -
-------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                           80,056                   -                    -
-------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                260                 (44)             (12,637)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    -                 304               45,257
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $             260   $             260    $          32,620
=============================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $450,633 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's business.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at March 31, 2010 and December 31, 2009, there were no cash equivalents.

Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in uninsured accounts.

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2010 the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended March 31, 2010 and 2009.

Comprehensive  Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended March 31, 2010 and 2009.

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

Business  Combinations

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

Non-controlling  Interests  in  Consolidated  Financial  Statements

ASC 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement.

Disclosure  about  Derivative  Instruments  and  Hedging  Activities

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Determination  of  the  Useful  Life  of  Intangible  Assets

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

Accounting  for  Convertible  Debt  Instruments

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

Accounting  for  Financial  Guarantee  Insurance  Contracts

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

Share-Based  Payments  Transactions

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

Equity  Method  Investment  Accounting  Considerations

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

Fair  Value  Measurement  and  Disclosures

The Company adopted ASC 820 Fair Value Measurements and Disclosures ("ASC 820"). As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

- Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
- Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.
- Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

New  Accounting  Pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company's financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06, which did not have a material impact on the Company's financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC's literature Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on the Company's financial reporting and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 3 - CONVERTIBLE DEBENTURE

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

NOTE  4  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued

The Company has 100,000,000 shares of common stock authorized, of which 12,451,300 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On March 31, 2009 the former director surrendered these shares to the Company.

Under the terms of the Reorganization, on July 10, 2009, the Company issued 3,000,000 common shares at deemed value of $0.006 per share to the shareholders of Novagen Solar (Canada) Ltd. The shares were surrendered to the Company on December 1, 2009, as part of the Rescission.

NOTE 5 - SUBSEQUENT EVENTS, COMMITMENT AND CONTINGENCY

On April 30, 2010, a director of the Company resigned from the position for personal reasons.

NOTE 6 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2009, the Company issued 200,000 common stock to one of its directors as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On March 31, 2009 these shares were surrendered to the Company and recorded as additional paid-in capital.

As at March 31, 2010 the Company owed $56,884 to a director of the Company, for the expenses he paid on behalf of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Until July 10, 2009, our business plan was to explore our mineral property to determine whether it contained commercially exploitable reserves of valuable minerals. Our plan was to commence a mineral exploration program that would have involved expanded geological mapping, and geochemical sampling that would cover previously established grid areas, as well as other prospective sites that might have been developed to delineate either base metals or industrial minerals. Due to higher than anticipated fuel costs, we were unable to commence our exploration program as planned in 2008. By the second quarter of 2009, we had insufficient capital to complete our program. In light of market conditions, our management determined in our second fiscal quarter of 2009 that it was in the Company's best interests to review opportunities in the field of solar energy.

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

OPERATING EXPENSES FROM CONTINUED OPERATIONS

We realized a net loss of $12,380 during the period ended March 31, 2010, arising from expenses incurred. Operating expenses during the period consisted of professional fees and other general corporate expenses. Operating expenses for the period ended March 31, 2009 were $17,015.

NET LOSS FOR THE YEAR

We recorded a net loss of $12,380 for the period ended March 31, 2010, compared with a net loss of $17,015 for the period ended March 31, 2009. The decrease was due to the reduction in professional fees.

LIQUIDITY  AND  CAPITAL  RESOURCES.

As at March 31, 2010 we had total assets of $336 comprised of $260 in cash and $76 in prepaid expenses. This is an increase from total assets of $304 as at December 31, 2009.

As of March 31, 2010, our total liabilities increased to $260,913 comprised of $154,029 in trade debt arising from professional fees and our exhibition at several trade shows, $56,884 owing to a director for expenses incurred on our behalf and a non-interest bearing convertible debenture of $50,000 owing to Novagen Solar (Canada) Ltd., which is controlled by a director. As of December 31, 2009, total liabilities were $248,501.

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

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company's disclosure controls and procedures were not effective:

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

As  of  March  31,  2010  there  were  48  owners of record of our common stock.

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

                                             NOVAGEN SOLAR INC.




Date: May 14, 2010                           /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer