Form 10-Q
period 2010-08-06
NOVAGEN SOLAR INC.
filed 2010-08-09
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

                    Issuer's telephone number: 647.628.5375

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                           Yes  [ x ]  No  [   ]

As of June 30, 2010, the registrant had 12,451,300 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


NOVAGEN SOLAR INC.
(A development stage company)

Balance Sheets
June 30, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------
                                                                           June 30   December 31
                                                                              2010          2009
-------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $      242   $       304
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $      242   $       304
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   155,518       155,850
Convertible debenture - related party                                       50,000        50,000
Due to a related party                                                      56,884        42,651
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          262,402       248,501
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  12,451,300 common shares                            1,245         1,265
                        (December 31, 2009:  12,651,300)

ADDITIONAL PAID-IN CAPITAL                                                 188,811       188,791

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                        (452,216)     (438,253)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   (262,160)     (248,197)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $      242   $       304
=================================================================================================


The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to June 30, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated          Total
                                                                                              Additional       during  shareholder's
                                                        Preferred Stock       Common Stock       paid-in  exploration         equity
                                                        Shares  Amount       Shares   Amount     capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                   -  $    -  11,251,300   $1,125   $  18,931   $   (6,418)  $     13,638
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year             -       -           -        -           -       (5,935)        (5,935)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                                   -  $    -  11,251,300   $1,125   $  18,931   $  (12,353)  $      7,703
------------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year             -       -           -        -           -          372            372
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                   -  $    -  11,251,300   $1,125   $  18,931   $  (11,981)  $      8,075
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash                            -       -   1,200,000      120      59,880            -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the year             -       -           -        -           -      (29,599)       (29,599)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                                   -  $    -  12,451,300   $1,245   $  78,811   $  (41,580)  $     38,476
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock on                                  -       -   3,000,000      300      17,968            -         18,268
July 10, 2009 at $0.006 per share
Rescind issuance of common stock at $0.006 per share         -       -  (3,000,000)    (300)    (17,968)           -        (18,268)

Issuance of common stock for service                         -       -     200,000       20     109,980            -        110,000
on September 8, 2009 at $0.55 per share

Net (loss) and comprehensive (loss) for the year             -       -           -        -           -     (396,673)      (396,673)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2009                                   -  $    -  12,651,300   $1,265   $ 188,791   $ (438,253)  $   (248,197)
------------------------------------------------------------------------------------------------------------------------------------

Cancellation of common stock                                 -       -    (200,000)     (20)         20            -              -

Net (loss) and comprehensive (loss) for the period           -       -           -        -           -      (13,963)       (13,963)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2010                                       -  $    -  12,451,300   $1,245   $ 188,811   $ (452,216)  $   (262,160)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                           June 22, 2005        Three months ended    Six months ended
                                                          (inception) to             June 30              June 30
                                                           June 30, 2010        2010        2009       2010         2009
------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                             $          322   $      18   $      12   $      61  $       49
Consulting fees                                                   3,712           -           -           -           -
Director fees                                                   110,000           -           -           -           -
Interest expenses                                                 1,811           -           -           -           -
Marketing expense                                               184,591           -      53,642           -      53,642
Office expenses                                                  14,193           -          69       3,591          69
Professional fees                                                52,475       1,260       3,387       9,228      20,259
Resource property acquisition and exploration costs               7,568           -           -           -           -
Transfer agent                                                    3,039         305         763         455         869
Travel expenses                                                  17,211           -           -         628           -
Write-off exploration program security deposit                    7,610           -       7,611           -       7,611
Project investigation                                            50,000           -           -           -           -
Foreign exchange loss (gain)                                       (316)          -           -           -           -
------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            452,216       1,583      65,484      13,963      82,499
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE                      $     (452,216)  $  (1,583)  $ (65,484)  $ (13,963)  $ (82,499)
INCOME (LOSS) FOR THE PERIOD
------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       12,451,300  12,451,300  12,550,748  12,451,300
========================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------
                                                    Cumulative from
                                                      June 22, 2005
                                                     (inception) to          Six months ended
                                                      June 30, 2010  June 30, 2010  June 30, 2009
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                    $     (452,216)  $    (13,963)  $    (82,499)
Adjustment for items not involving cash:
- Project investigation                                     50,000              -              -
- consulting fee                                           110,000              -              -

Changes in operating assets and liabilities
- accounts payable and accrued liabilities                 155,518           (332)        29,972
- exploration program security deposit                           -              -          7,610
- due to a related party                                    56,884         14,233              -
-------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES               (79,814)           (62)       (44,917)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      80,056              -              -
-------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                          80,056              -              -
-------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               242            (62)       (44,917)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -            304         45,257
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $          242   $        242   $        340
=================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

INTEREST PAID IN CASH                               $            -   $          -   $           -
-------------------------------------------------------------------------------------------------

INCOME TAX PAID IN CASH                             $            -   $          -   $           -
-------------------------------------------------------------------------------------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $452,216 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's business.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at June 30, 2010 and December 31, 2009, there were no cash equivalents.

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

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by Accounting Standards Codification ("ASC") 825, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts payable and accrued liabilities, convertible debenture and due to a related party. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2010 the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended June 30, 2010 and 2009.

Comprehensive  Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended June 30, 2010 and 2009.

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

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On March 31, 2010 the former director surrendered these shares to the Company.

Under the terms of the Reorganization, on July 10, 2009, the Company issued 3,000,000 common shares at deemed value of $0.006 per share to the shareholders of Novagen Solar (Canada) Ltd. The shares were surrendered to the Company on December 1, 2009, as part of the Rescission.

NOTE 5 - SUBSEQUENT EVENTS, COMMITMENT AND CONTINGENCY

The Company currently has no subsequent events, commitment and contingency.

NOTE 6 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2009, the Company issued 200,000 common stock to one of its directors as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On March 31, 2010 these shares were surrendered to the Company and recorded as additional paid-in capital.

As at June 30, 2010 the Company owed $56,884 (December 31, 2009 - $42,651) to a director of the Company, for the expenses he paid on behalf of the Company.

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

NET LOSS FOR THE PERIOD

We realized a net loss of $1,583 during the three month period ended June 30, 2010, arising from expenses incurred. Operating expenses during the period consisted of professional fees and other general corporate expenses. Operating expenses for the three month period ended June 30, 2009 were $65,484 and were attributable to marketing expenses, professional fees, office expenses and other general corporate expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at June 30, 2010 we had total assets of $242 consisting entirely of cash. This is a decrease from total assets of $304 as at December 31, 2009.

As of June 30, 2010, our total liabilities increased to $262,402 comprised of $155,518 in trade debt arising from professional fees and our exhibition at several trade shows, $56,884 owing to a director for expenses incurred on our behalf and a non-interest bearing convertible debenture of $50,000 owing to Novagen Solar (Canada) Ltd., which is controlled by our sole officer and director. As of December 31, 2009, total liabilities were $248,501.

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

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were not effective:

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

As  of  June  30,  2010  there  were  60  owners  of record of our common stock.

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

                                             NOVAGEN SOLAR INC.

Date: August 4, 2010                         /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer