Form 10-Q/A
period 2010-08-06
NOVAGEN SOLAR INC.
filed 2010-08-23
CIK 1425173

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

NOTE  5  -  SUBSEQUENT  EVENTS,  COMMITMENT  AND  CONTINGENCY

On August 4, 2010, the Company entered into an agreement to issue 15,138,800 shares of our common stock to a creditor of Novagen at a price of $0.01 per share, in full and final settlement of a debt of $151,388 owed by Novagen to the creditor. The shares were issued by the Company on August 16, 2010.

On August 4, 2010, the Company entered into an agreement to issue 230,000 shares of our common stock to a creditor of Novagen at a price of $0.01 per share, in full and final settlement of a debt of $2,300 owed by Novagen to the creditor. The shares were issued by the Company on August 16, 2010.

On August 4, 2010, the Company entered into an agreement to issue 5,855,800 shares of our common stock to a company controlled by a director at a price of $0.01 per share, in full and final settlement of a debt of $58,558 owed by Novagen to our sole officer and director. The shares were issued by the Company on August 16, 2010.

On August 4, 2010 the Company accepted subscriptions from three subscribers for 5,000,000 shares of our common stock at a price of $0.01 per share for total cash proceeds of $100,000. One of the purchasers, who acquired 2,300,000 shares through the offering, is the mother of our sole director and officer. The shares were issued on August 16, 2010.

On August 10, 2010 the Company accepted subscriptions from three subscribers for 5,000,000 shares of our common stock at a price of $0.01 per share for total cash proceeds of $100,000. The shares were issued on August 16, 2010.

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

                                             NOVAGEN SOLAR INC.

Date: August 20, 2010                        /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer