Form 10-Q
period 2010-09-30
NOVAGEN SOLAR INC.
filed 2010-11-15
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [x  ]  No  []
As of September 30, 2010, the registrant had 43,675,900 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


NOVAGEN SOLAR INC.
(A development stage company)

Balance Sheets
September 30, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------
                                                                        September 30  December 31
                                                                                2010         2009
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $     2,072   $      304
Prepaid Expenses                                                             19,583            -
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $    21,655   $      304
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      2,706      155,850
Convertible note - related party                                                  -       50,000
Due to a related party                                                        1,348       42,651
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             4,054      248,501
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  43,675,900 common shares                             4,367        1,265
                         (December 31, 2009:  12,651,300)

ADDITIONAL PAID-IN CAPITAL                                                  497,935      188,791

(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE                         (484,701)    (438,253)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      17,601     (248,197)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $    21,655   $      304
=================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to September 30, 2010
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                                       accumulated          Total
                                                                                           Additional       during  shareholder's
                                                   Preferred Stock         Common Stock       paid-in  exploration         equity
                                                    Shares  Amount       Shares    Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                              -   $   -   11,251,300   $ 1,125   $  18,931   $   (6,418)  $     13,638
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year        -       -            -         -           -       (5,935)        (5,935)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                              -   $   -   11,251,300   $ 1,125   $  18,931   $  (12,353)  $      7,703
---------------------------------------------------------------------------------------------------------------------------------

Net income and comprehensive income for the year        -       -            -         -           -          372            372
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                              -   $   -   11,251,300   $ 1,125   $  18,931   $  (11,981)  $      8,075
---------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash                       -       -    1,200,000       120      59,880            -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the year        -       -            -         -           -      (29,599)       (29,599)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                              -   $   -   12,451,300   $ 1,245   $  78,811   $  (41,580)  $     38,476
---------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                                -       -    3,000,000       300      17,968            -         18,268
on July 10, 2009 at $0.006 per share

Rescind issuance of common stock at $0.006 per share    -       -   (3,000,000)     (300)    (17,968)           -        (18,268)

Issuance of common stock for service                    -       -      200,000        20     109,980            -        110,000
on September 8, 2009 at $0.55 per share

Net (loss) and comprehensive (loss) for the year        -       -            -         -          -      (396,673)      (396,673)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2009                              -   $   -   12,651,300   $ 1,265   $ 188,791   $ (438,253)  $   (248,197)
---------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                                -       -   10,000,000     1,000     990,000            -        100,000
in August 16, 2010 at $0.01 per share

Issuance of common stock for debt settlement            -       -   21,224,600     2,122     210,124            -        212,246
in August 16, 2010 at $0.01 per share

Cancellation of common stock                            -       -     (200,000)      (20)         20            -              -

Net (loss) and comprehensive (loss) for the period      -       -            -         -           -      (46,448)       (46,448)
---------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2010                             -   $   -   43,675,900   $ 4,367   $ 497,935   $ (484,701)  $     17,601
=================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Operations and Comprehensive (Loss)
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                           June 22, 2005         Three months ended           Nine months ended
                                                          (inception) to             September 30                September 30
                                                      September 30, 2010          2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                          $             368   $        46   $        18   $       107   $        67
Consulting fees                                                   7,629         3,917       112,300         3,917       112,300
Director fees                                                   110,000             -             -             -             -
Interest expenses                                                 1,811             -             -             -             -
Marketing expense                                               184,591             -       130,948             -       184,590
Office expenses                                                  15,801         1,608         6,833         5,199         6,902
Professional fees                                                77,608        25,132         8,771        33,751        29,030
Resource property acquisition and exploration costs               7,568             -             -             -             -
Transfer agent                                                    3,039             -          (136)          455           733
Travel expenses                                                  17,211             -        16,583           628        16,583
Write-off exploration program security deposit                    7,610             -            (1)            -         7,610
Project investigation                                            50,000             -             -             -             -
Foreign exchange loss (gain)                                      1,465         1,781           (84)        2,391           (84)
Write-off equipment                                                   -             -        50,000             -        50,000
--------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            484,701        32,484       325,232        46,448       407,731
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)     $        (484,701)  $   (32,484)  $  (325,232)  $   (46,448)  $  (407,731)
FOR THE PERIOD
--------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                        30,492,628    12,451,300    18,597,096    12,451,300
================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 22, 2005
                                                        (inception) to   Nine months ended   Nine months ended
                                                    September 30, 2010  September 30, 2010  September 30, 2009
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                    $        (484,701)  $         (46,448)  $        (407,731)
Adjustment for items not involving cash:
- Project investigation                                        50,000                   -                   -
- Write off equipment                                               -                   -              50,000
- consulting fee                                              110,000                   -             110,000

Changes in operating assets and liabilities
- prepaid expenses                                            (19,583)            (19,583)                  -
- accounts payable and accrued liabilities                    156,394                 544             153,752
- exploration program security deposit                              -                   -               7,610
--------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                 (187,890)            (65,487)            (44,953)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture - related party                         (50,000)            (50,000)                  -
Due to a related party                                         59,906              17,255              41,434
Proceeds from issuance of common stock                        180,056             100,000                   -
--------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                            189,962              67,225                   -
--------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,072               1,768             (44,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      -                 304              45,257
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $           2,072   $           2,072   $             322
==============================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

INTEREST PAID IN CASH                               $               -   $               -   $               -
--------------------------------------------------------------------------------------------------------------

INCOME TAX PAID IN CASH                             $               -   $               -   $               -
--------------------------------------------------------------------------------------------------------------

NON-CASH FLOWS INFORMATION

ISSUANCE OF COMMON SHARES FOR SETTLEMENT OF DEBT    $         212,246   $         212,246   $               -
--------------------------------------------------------------------------------------------------------------

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

On April 27, 2009, the Company entered into a Share Purchase Agreement (the "Reorganization Agreement") with Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 ("NSC"). Upon the closing of the Reorganization Agreement on July 10, 2009, the shareholders of NSC delivered all of their equity interests in NSC to the Company in exchange for 3,000,000 shares of common stock in the Company and 3,000,000 convertible securities of the Company, as a result of which NSC became a wholly-owned subsidiary of the Company (the "Reorganization"). The note is non-interest bearing, convertible at the rate of $0.01 per share at the option of the holder. NSC is a sales company engaged in the business of selling a variety of photovoltaic products. At the time of the Reorganization, NSC had the exclusive right in Canada and the non-exclusive right elsewhere to sell a line of photovoltaic products distributed by Rainbow Solar Inc, a Delaware corporation ("RSI"). The RSI sales license was terminated by mutual consent on November 10, 2009.

On December 1, 2009, the Reorganization Agreement was rescinded, with the former shareholders of NSC exchanging all securities received under the Reorganization Agreement for all the issued and outstanding shares of NSC (the "Rescission"). As part of the Rescission, on December 1, 2009 the Company issued a non-interest bearing convertible demand note for $50,000 to NSC for the sample solar panels used by the Company. The Company paid the note in full on August 10, 2010.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $484,701 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's business.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at September 30, 2010 and
December  31,  2009,  there  were  no  cash  equivalents.

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

Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by Accounting Standards Codification ("ASC") 825, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts payable and accrued liabilities, convertible note and due to a related party. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Assets  Retirement  Obligations

The Company has adopted ASC 410, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2010 the Company does not have any asset retirement obligations.

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

The Company did not grant any stock options during the periods ended September 30, 2010 and 2009.

Comprehensive  Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended September 30, 2010 and 2009.

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

Basic  and  Diluted  Loss  Per  Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2010, the basic loss per share was equal to diluted loss per share as there was no dilutive instrument.

Business  Combinations

ASC 805 applies the acquisition method of accounting for business combinations established in ASC 805 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the standard did not have a material impact on the Company

Non-controlling  Interests  in  Consolidated  Financial  Statements

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

The Company's financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, convertible note, and due to a related party. Pursuant to ASC 820, the fair value of cash and cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 will have a material impact on the Company's financial position or results of operations.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements.

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 3 - PREPAID EXPENSES

On August 24, 2010, the Company entered into a consulting agreement with a shareholder of the Company for corporate development services and fund raising for a period of six months commencing on September 1, 2010. The Company agreed to pay $23,500 for the service in advance. As at September 30, 2010, the Company made the payment of $23,500 which $3,917 was expensed in consulting fee.

NOTE 4 - CONVERTIBLE NOTE - RELATED PARTY

The Company issued a non-interest bearing note in an amount equal to $50,000 that is convertible at the rate of the average volume weighted closing price of the common shares on the NASD over-the-counter bulletin board for a period of 10 business days prior to the surrender date and the conversion is deemed to have been effected on the 61st day following the surrender date. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined that the convertible notes contained no embedded beneficial conversion feature as the convertible notes were issued with a conversion price the same as the fair market value of the Company's common shares at the time of issuance, being $0.53 per share. The carrying value of the convertible notes is equal to the fair value as they are non-interest bearing and due on demand. The note was paid in full by the Company on August 10, 2010.

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 43,675,900 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

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

On August 16, 2010, the Company issued 21,224,600 shares of common stock to three of its creditors at a price of $0.01 per share, in full and final settlement of a debt of $212,246 owed to the creditors. One of the creditors was the sole director of the Company, and he received 5,855,800 shares of common stock in full and final settlement of $58,558 owed to him by the Company for expenses incurred on the Company's behalf.

On August 16, 2010 the Company issued 10,000,000 shares of common stock at a price of $0.01 per share to five purchasers for total cash proceeds of $100,000.

NOTE 5 - SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

During the fiscal year 2009, the Company issued 200,000 common stock to one of its directors as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On March 31, 2010 these shares were surrendered to the Company and recorded as additional paid-in capital.

On August 16, 2010, the Company issued 5,855,800 shares of common stock to its sole director at a price of $0.01 per share, in full and final settlement of a debt of $58,558 owed to him by the Company for expenses incurred on the Company's behalf.

In connection with the issuance of 10,000,000 common shares at a price of $0.01 to five purchasers, 2,300,000 shares of common stock were issued to the mother of our sole director for total proceeds of $23,000.

On August 16, 2010 the Company issued 15,368,800 shares of common stock at a price of $0.01 per share to a creditor in full and final settlement of a debt of $153,688. Upon the issuance, the creditor owned 35% of the Company.

As at September 30, 2010 the Company owed $1,348 (December 31, 2009 - $42,651) to the sole director of the Company, for expenses he paid on behalf of the Company.

See Note 3.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS," "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

Until July 10, 2009, our business plan was to explore our mineral property to determine whether it contained commercially exploitable reserves of valuable minerals. Our plan was to commence a mineral exploration program that would have involved expanded geological mapping, and geochemical sampling that would cover previously established grid areas, as well as other prospective sites that might have been developed to delineate either base metals or industrial minerals. Due to higher than anticipated fuel costs, we were unable to commence our exploration program as planned in 2008. By the second quarter of 2009, we had insufficient capital to initiate and complete our program. In light of market conditions, our management determined in our second fiscal quarter of 2009 that it was in our best interests to review opportunities in the field of solar energy.

On April 27, 2009, we entered into the Reorganization Agreement with the stockholders of NSC to acquire all the issued and outstanding shares of NSC.
NSC was the exclusive sales agent in Canada of RSi, and a non-exclusive sales agent for RSi everywhere else in the world. The acquisition of NSC was closed on July 10, 2009. As a result of the acquisition, we abandoned our mineral exploration interests and began pursuing the marketing, sale and distribution of PV products as our primary business.

On November 10, 2009, the Company agreed with NSC and RSi to terminate the Sales License granting NSC the right to sell photovoltaic products distributed by RSi. The termination released all parties to the sales license from all claims and obligations arising from the sales license or the termination thereof. On December 1, 2009, the acquisition of NSC was rescinded, resulting in all issued and outstanding shares of NSC being returned to the original NSC stockholders in exchange for all securities issued by the Company as part of the acquisition.

As part of the rescission of our acquisition of NSC, on December 31, 2009 we issued a non-interest bearing convertible demand note for $50,000 to NSC for the acquisition of the solar panels. On August 10, 2010, we repaid the demand note in full.

Our business is in the early stages of development. While we presently have sufficient funds to sustain minimal operations for the next 12 months, we do not currently have any cash flows from operations and our available capital is insufficient to implement our business plan and fund business operations long enough to become cash flow positive or to achieve profitability. Our management believes that a minimum of $600,000 will be required to execute our business plan and secure development and regulatory approvals for solar power stations over the next twelve months. Our currently available capital and cash flows from operations are insufficient to execute our current business plan and fund business operations long enough to become cash flow positive or to achieve profitability. Our ultimate success will depend upon our ability to raise capital.

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

We have not earned revenue since inception and we presently have no solar power installations in operation. Since inception, we have suffered recurring losses and net cash outflows from operations, and our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2009. If we cannot continue as a going concern, then investors may lose all of their investment.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2010 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2009

We realized a net loss of $32,484 during the three month period ended September 30, 2010. Operating expenses during the period consisted of $25,132 in professional fees, $3,917 in consulting fees, $1,654 in office expenses and a foreign exchange loss of $1,781.

Operating expenses for the three month period ended September 30, 2009 were $325,232 and were attributable to $130,948 in marketing expenses, $112,300 in consulting fees, the write-off of $50,000 in equipment, $16,583 in travel expenses, $8,771 in professional fees, and $6,630 in office and other general corporate expenses.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

We realized a net loss of $46,448 during the nine month period ended September 30, 2010. Operating expenses during the period consisted of $33,751 in professional fees, $3,917 in consulting fees, $6,389 in office expenses and a foreign exchange loss of $2,391.

Operating expenses for the nine month period ended September 30, 2009 were $407,731 and were attributable to $184,590 in marketing expenses, $112,300 in consulting fees, the write-off of $50,000 in equipment, $16,583 in travel expenses, $29,030 in professional fees, and $15,228 in office and other general corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES.

As of September 30, 2010, our total liabilities decreased to $4,054 which comprised of $2,706 in trade debt arising from professional fees and $1,348 owing to a director for expenses incurred on our behalf. As of December 31, 2009, total liabilities were $248,501 which comprised $155,850 in trade debt, $50,000 in convertible note and $42,651 owning to a director for expenses
incurred on our behalf.   On August 10, 2010, we repaid the convertible note
owing to NSC in full.

On August 16, 2010, we issued 22,564,600 shares of our common stock in full and final satisfaction of $225,646 in debt, of which $58,558 was owed to our sole director and officer. Our management believes that the retirement of the outstanding debt obligations will improve Novagen's ability to obtain financing.

On August 16, 2010, Novagen issued a total of 10,000,000 shares of our common stock at $0.01 per share for gross proceeds of $100,000.

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were not effective:

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

                         PART II.     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Neither Novagen Solar Inc., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Novagen Solar Inc. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanour relating to securities or performance in corporate office.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On July 19, 2009, we issued 5,000,000 restricted common shares at $0.01 per share to the former stockholders of NSC, through an offshore transaction by which we exchanged for all of their shares in NSC in connection with our acquisition of all the issued and outstanding shares of NSC. The shares were issued without registration in reliance on an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. The common shares were surrendered to the Company on December 1, 2009, as part of the rescission of the acquisition of NSC.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company, as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. The shares were issued through an offshore transaction without registration in reliance on an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. On March 31, 2010 the director surrendered these shares to the Company.

On December 31, 2009, we issued to NSC a non-interest bearing note in an amount equal to $50,000 that was convertible at the rate of the average volume weighted closing price of the common shares on the NASD over-the-counter bulletin board for a period of 10 business days prior to the surrender date and the conversion is deemed to have been effected on the 61st day following the surrender date. The note was issued as part of the rescission of our acquisition of NSC, to reimburse NSC for $50,000 in costs and expenses incurred by it in the acquisition of its sales license from RSi. The note was issued through an offshore transaction without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act. On August 10, 2010 we repaid the note in full. NSC was formerly controlled by our sole officer and director, but on July 1, 2010, he divested all his interest in the NSC and does not retain any beneficial ownership of NSC whatsoever.

On August 16, 2010, we issued 15,138,800 shares of our common stock to a creditor of Novagen at a price of $0.01 per share, in full and final settlement of a debt of $151,388 owed by Novagen to the creditor. The shares were issued without registration in reliance upon exemptions provided by Sections 4(2) and 4(6) of the Securities Act and Regulation D promulgated thereunder.

On August 16, 2010, we issued 230,000 shares of our common stock to a creditor of Novagen at a price of $0.01 per share, in full and final settlement of a debt of $2,300 owed by Novagen to the creditor. The shares were issued through an offshore transaction without registration in reliance on an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act.

On August 16, 2010, we issued 5,855,800 shares of our common stock to a company controlled by our sole officer and director at a price of $0.01 per share, in full and final settlement of a debt of $58,558 owed by Novagen to our sole officer and director. The shares were issued through an offshore transaction without registration in reliance on an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act.

On August 16, 2010 we issued 10,000,000 shares of our common stock at a price of $0.01 per share to five purchasers for total cash proceeds of $100,000. The shares were issued through an offshore transaction without registration in reliance on an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. One of the purchasers, who acquired 2,300,000 shares through the offering, is the mother of our sole officer and director.

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

                                             NOVAGEN SOLAR INC.




Date: November 8, 2010                       /s/ Thomas Mills
                                             Thomas Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer