Form 10-K
period 2010-12-31
NOVAGEN SOLAR INC.
filed 2011-03-30
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2010

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

                                   98-0471927
                    (I.R.S. Employer Identification number)

             1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO  M8X 2Y8
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     647.628.5375

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

As of March 31, 2011 the registrant had 43,675,900 shares of its Common Stock outstanding.

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Novagen" means Novagen Solar Inc., unless otherwise indicated.

                                     PART I

ITEM 1.     BUSINESS.

OVERVIEW

Solar power systems are used in industrial, commercial and residential applications to convert sunlight directly into electricity. Higher global energy prices, increased environmental awareness and the desire for energy security are accelerating the adoption of solar power. Governments around the world have also implemented various tariffs, tax credits and other incentives designed to encourage the use of solar power.

Novagen Solar Inc. is a full service solar power developer based in Toronto, Ontario. Novagen will market, sell, design and install solar energy plants across North America, with an emphasis on turnkey commercial power systems, brownfield revitalization, land reclamation and off-grid community developments. Novagen's flexible business model will utilize best-in-class products in conjunction with innovative financial solutions to maximize solar yield and generate substantial value for our stockholders while contributing to energy security, social equity, and protection of the ecosystem upon which life depends. Novagen is strategically positioned to capitalize on the feed-in-tariff rates for photovoltaic energy currently in effect in Ontario, Canada.

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

On April 27, 2009, we entered into an agreement to acquire all the issued and outstanding shares of Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 ("NSC"). At the time of the acquisition, NSC was engaged in the marketing, sale and distribution of a portfolio of solar products based on leading technologies. On May 12, 2009, we changed our name to Novagen Solar Inc. The acquisition of NSC closed on July 10, 2009. Since closing the acquisition of NSC, we have abandoned our mineral exploration interests and focused our business operations exclusively on solar energy.

The address for our head office is 1440-3044 Bloor Street West, Toronto, Ontario M8X 2Y8. Our telephone number is (647) 456-9521. Our facsimile number is (647) 439-3785. Our common stock is quoted on the Pink OTC Markets OTCQB under the symbol "NOVZ".

PRODUCTS AND SERVICES

We intend to offer a number of solar products and services that seek to generate revenue from initial installation activities, as well as potential recurring revenue from an installed base of customers.

SOLAR POWER PLANT DEVELOPMENT

Commercial Solar Installations. We plan to develop, finance, construct and operate commercial solar installations in Ontario and throughout the rest of North America, with a focus on rooftop and open-space systems that produce one Megawatt of electricity or less. This is an area of the market that we believe to be underserved. We believe this sector offers faster deployment and better prospects for generating additional business from customers with multiple locations. We will offer property owners a comprehensive range of participation levels and financing packages, including leasing arrangements, that will have the broadest possible appeal. As part of our turnkey system, we will design and specify the appropriate system, manage its installation and maintenance, and arrange for all of the necessary financing. We will also take care of the required permitting and apply for subsidies. Additionally, we will arrange for monitoring and maintenance to ensure installed systems are kept in peak condition throughout their expected life.

Solar Power Plants. We intend to develop large scale (in excess of one Megawatt), ground-mounted solar power plants, either alone or in partnership with others. We plan to seek regulatory approval for a 10 Megawatt installation in Ontario, Canada, by the end of 2011.

Brownfield Revitalization Brownfields are real property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant. Cleaning up and reinvesting in these properties protects the environment, reduces blight, and takes development pressures off greenspaces and working lands. The U.S. Environmental Protection Authority estimates that there are more than 450,000 brownfields in the U.S. The number of brownfields in Canada is not known, but according to the Canadian Brownfields Network, many are held by municipalities. We believe that solar energy technologies are well suited for use at brownfield sites because they require very little maintenance and can be installed on the ground without penetrating the surface or disturbing existing contamination. We intend to work with property owners and municipalities to assist in the revitalization of brownfields by providing turnkey solar energy solutions utilizing best-in-class photovoltaic arrays and building integrated solar energy systems.

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

Off-Grid Communities. According to Natural Resources Canada, there are over 300 remote communities in Canada with a total population of 200,000. These communities are not connected to the North American electrical grid or piped natural gas network and are permanent or long-term settlements. Many of them are very dependent on imported oil and pay energy costs that can be up to ten times higher than in the rest of Canada. We intend to assist Canada's remote communities to deploy solar solutions appropriate for their needs, including the development of solar power plants to provide clean, reliable energy. In addition to providing turnkey systems, we will assist communities to establish and nurture a maintenance support infrastructure for their power plant(s). Such an infrastructure, while not complex, must be functional and appropriate for the size, complexity and sophistication of the system deployed. We will provide training for local residents, documentation matched to local capabilities, spare-parts inventory and component resupply. By providing communities with appropriate technology and infrastructure training, we will improve their self-sufficiency while creating jobs and supporting the local economy.

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

We believe that we will be able to successfully compete by integrating products with our installation services to provide turnkey solar power solutions. By providing strong technical, financial and regulatory expertise, while capitalizing on our management's relationships with government, suppliers and enterprise-level end users, we believe that Novagen will be able to establish itself in North America as a significant full-service solar power developer.

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

GOVERNMENT SUBSIDIES AND INCENTIVES

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible. On October 1, 2009, the Province of Ontario approved the highest feed-in-tariff subsidies in North America at that time.

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

Within Canada, the Province of Ontario has implemented a program for feed-in-tariff subsidies ("FiT"). Under the FiT program, the Provincial electric utility will purchase power generated through PV at premium rates for a period of 20 years, guaranteed by the Provincial Government. Additional provincial policies that will encourage the development of solar energy in Canada are expected in 2011.

BUILDING CODES

We are required to obtain building permits and comply with local ordinances and building codes for each project, the cost of which is included in our estimated costs for each proposal.

RESEARCH AND DEVELOPMENT

We have not undertaken any research or development over the last two fiscal years. We intend to establish cooperative research and development agreements with certain universities, customers and suppliers with a view to developing new solar products to which we will have sales rights. Our participation in any such arrangement may be limited to financing and administration. We may conduct the research or development ourselves, or in conjunction with others. When we collaborate on the development of any intellectual property, we will seek ownership of the intellectual property or the exclusive worldwide right to exploit such intellectual property. We have not established a budget for contributions to research and development. Where appropriate, we may also acquire, commercialize and improve new or existing technologies.

INTELLECTUAL PROPERTY

We do not own any of the intellectual property rights to any of the products that we sell.

ENVIRONMENTAL

Our planned operations are currently limited to the development and operation of solar power stations. As such, we are not aware of any environmental laws that are applicable to our business, or which could result in any material compliance costs to us or effects on our business.

EMPLOYEES

We currently have no employees other than our sole officer and director, who have not been paid for his services. As we implement our business plan, we expect to add significant numbers of employees. We anticipate that by December 31, 2011, we will have approximately five full-time employees, of which two will be sales-related, one will be an electrical engineer, one will be executive and one will be administrative.

By March 31, 2011, we intend to engage the services of a construction professional to oversee power plant development. We may also retain qualified persons from time to time on a contract basis to further assist in power plant development. We plan to keep our operating costs low by using supplemental contract labor and subcontracting portions of work to installers and other specialists, as is common in the construction industry.

By June 30, 2011, we intend to engage two new executive officers, being the President and the Chief Financial Officer, and an additional external director.

While we do not presently have any employment agreements with our officers and directors, we plan to enter into agreements with each of our key employees, including executive officers, by June 30, 2011. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers and directors. See "Executive Compensation".

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

ITEM  3.     LEGAL  PROCEEDINGS

Neither Novagen nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Novagen Solar Inc. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanour relating to securities or performance in corporate office.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade under the symbol "NOVZ" on the Pink OTC Markets OTCQB. Very limited trading activity with our common stock has occurred during the past two years and the subsequent interim period; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock for the last two fiscal years, as reported by Pink OTC Markets Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                         --------------------------------
                         QUARTER ENDED       HIGH    LOW
                         --------------------------------
                         December 31, 2010   $0.46  $0.11
                         September 30, 2010  $1.00  $0.13
                         June 30, 2010       $0.15  $0.15
                         March 31, 2010      $0.52  $0.15
                         December 31, 2009   $0.55  $0.05
                         September 30, 2009  $0.55  $0.01
                         June 30, 2009       $0.12  $0.01
                         March 31, 2009      $0.10  $0.01
                         --------------------------------

UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On July 19, 2009, we issued 5,000,000 restricted common shares at $0.01 per share to the former stockholders of NSC in exchange for all of their shares in NSC in connection with our acquisition of all the issued and outstanding shares of NSC. The shares were issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. The common shares were surrendered to the Company on December 1, 2009, as part of the rescission of the acquisition of NSC.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. The shares were issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. On March 31, 2010 the director surrendered these shares to the Company.

On December 31, 2009, we issued to NSC a non-interest bearing note in an amount equal to $50,000 that was convertible at the rate of the average volume weighted closing price of the common shares on the NASD over-the-counter bulletin board for a period of 10 business days prior to the surrender date and the conversion is deemed to have been effected on the 61st day following the surrender date. The note was issued as part of the rescission of our acquisition of NSC, to reimburse NSC for $50,000 in costs and expenses incurred by it in the acquisition of its sales license from RSi. The note was issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act. On August 10, 2010 we repaid the note in full. NSC was formerly controlled by our sole officer and director, but on July 1, 2010, he divested all his interest in the NSC and does not retain any beneficial ownership of NSC whatsoever.

On August 16, 2010, we issued 15,138,800 shares of our common stock to a creditor of Novagen at a price of $0.01 per share, in full and final settlement of a debt of $151,388 owed by Novagen to the creditor. The shares were issued without registration in reliance upon exemptions provided by Sections 4(2) and 4(6) of the Securities Act and Regulation D promulgated thereunder.

On August 16, 2010, we issued 230,000 shares of our common stock to a creditor of Novagen at a price of $0.01 per share, in full and final settlement of a debt of $2,300 owed by Novagen to the creditor. The shares were issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act.

On August 16, 2010, we issued 5,855,800 shares of our common stock to Ophion Management Ltd., a company controlled by our sole officer and director, at a price of $0.01 per share, in full and final settlement of a debt of $58,558 owed by Novagen to our sole officer and director. The shares were issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act.

On August 16, 2010 we issued 10,000,000 shares of our common stock at a price of $0.01 per share to five purchasers for total cash proceeds of $100,000. The shares were issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. One of the purchasers, who acquired 2,300,000 shares through the offering, is the mother of our sole officer and director.

HOLDERS

On March 30, 2010, the stockholders' list of our shares of common stock showed 37 registered holders of our shares of common stock and 43,675,900 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

CONVERTIBLE SECURITIES

As part of our acquisition of NSC, on July 10, 2009 we issued a non-interest bearing convertible demand debenture for $30,000 to one of its former stockholders. The convertible debenture was surrendered, unredeemed and unconverted, to the Company on December 1, 2009, as part of the rescission of the acquisition of NSC.

As part of the rescission of our acquisition of NSC, on December 31, 2009 we issued a non-interest bearing convertible demand note for $50,000 to NSC. We paid the note in full on August 10, 2010.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS.

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

On November 10, 2009, we agreed with NSC and RSi to terminate the Sales License granting NSC the right to sell photovoltaic products distributed by RSi. The termination released all parties to the sales license from all claims and obligations arising from the sales license or the termination thereof. On December 1, 2009, the acquisition of NSC was rescinded, resulting in all issued and outstanding shares of NSC being returned to the original NSC stockholders in exchange for all securities issued by the Company as part of the acquisition.

As part of the rescission of our acquisition of NSC, on December 31, 2009 we issued a non-interest bearing demand note for $50,000 to NSC for the acquisition of the solar panels. On August 10, 2010, we repaid the demand note in full.

Our business is in the early stages of development. We presently do not have sufficient funds to sustain minimal operations for the next 12 months. We do not currently have any cash flows from operations and our available capital is insufficient to implement our business plan and fund business operations long enough to become cash flow positive or to achieve profitability. Our management believes that a minimum of $600,000 will be required to execute our business plan and secure development and regulatory approvals for solar power stations over the next twelve months. Our currently available capital and cash flows from operations are insufficient to execute our current business plan and fund business operations long enough to become cash flow positive or to achieve profitability. Our ultimate success will depend upon our ability to raise capital.

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

We have not earned revenue since inception and we presently have no solar power installations in operation. Since inception, we have suffered recurring losses and net cash outflows from operations, and our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2010. If we cannot continue as a going concern, then investors may lose all of their investment.

RESULTS OF OPERATIONS

We recorded a net loss of $64,209 for the year ended December 31, 2010, compared with a net loss of $396,673 for the year ended December 31, 2009. Operating expenses consisted of professional fees, consulting fees and other general corporate expenses.

Professional fees were $39,828 for the year ended December 31, 2010, compared with $17,905 for the year ended December 31, 2009. Professional fees incurred in fiscal year 2010 consist of legal and accounting fees associated with a registration statement filed with the SEC on August 27, 2010, preparation of our audited financial statements and our periodic reporting obligations.

Consulting fees for the year ended December 31, 2010 were $15,667, compared with $2,300 for the year ended December 31, 2009. All consulting fees incurred by Novagen in fiscal 2010 were related to Novagen's corporate development initiatives.

General office expenses were $5,199 for the year ended December 31, 2010, compared with office expenses of $7,684 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES.

As of December 31, 2010, our total liabilities decreased to $7,993 comprised of $3,968 in trade debt arising from professional fees and $4,025 owing to a director for expenses incurred on our behalf. As of December 31, 2009, total liabilities were $248,501 comprised of $155,850 in trade debt, $50,000 in convertible note and $42,651 owning to a director for expenses incurred on our
behalf.   On August 10, 2010, we repaid the convertible note owing to NSC in full.

On August 16, 2010, we issued 21,224,600 shares of our common stock in full and final satisfaction of $212,246 in debt, of which $58,558 was owed to our sole director and officer. Our management believes that the retirement of the outstanding debt obligations will improve Novagen's ability to obtain financing.

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

ITEM 8.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                               NOVAGEN SOLAR INC.
                         (AN EXPLORATION STAGE COMPANY)



      FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders Equity
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
Chartered Accountants
                                                           606-815 Hornby Street
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



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders  of

NOVAGEN  SOLAR  INC.
(A  development  stage  company)

We have audited the accompanying balance sheets of Novagen Solar Inc. (a development stage company) as at December 31, 2010 and 2009 and the related statements of stockholders' equity, operations and comprehensive loss and cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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






Vancouver, Canada                                            "Chang Lee LLP"
March  24,  2011                                          Chartered  Accountants


NOVAGEN SOLAR INC.
(A development stage company)

Balance Sheets
December 31, 2010 and 2009
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------
                                                                        December 31   December 31
                                                                               2010          2009
--------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $         -   $       304
Prepaid expenses                                                              7,833             -
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $     7,833   $       304
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      3,968       155,850
Convertible debenture - related party                                             -        50,000
Due to a related party                                                        4,025        42,651
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             7,993       248,501
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  43,675,900 common shares                             4,367         1,265
                        (December 31, 2009:  12,651,300)

ADDITIONAL PAID-IN CAPITAL                                                  497,935       188,791

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                         (502,462)     (438,253)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        (160)     (248,197)
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $     7,833   $       304
==================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to December 31, 2010
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                                                             Additional       during  shareholder's
                                                     Preferred Stock       Common Stock         paid-in  exploration         equity
                                                      Shares  Amount      Shares    Amount      capital        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                 -  $    -  11,251,300   $ 1,125   $  18,931   $   (6,418)  $     13,638
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) and comprehensive (loss) for the year           -       -           -         -           -       (5,935)        (5,935)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                                 -  $    -  11,251,300   $ 1,125   $  18,931   $  (12,353)  $      7,703
-----------------------------------------------------------------------------------------------------------------------------------
Net income and comprehensive income for the year           -       -           -         -           -          372            372
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                                 -  $    -  11,251,300   $ 1,125   $  18,931   $  (11,981)  $      8,075
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash                          -       -   1,200,000       120      59,880            -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -      (29,599)       (29,599)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2008                                 -  $    -  12,451,300   $ 1,245   $  78,811   $  (41,580)  $     38,476
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                   -       -   3,000,000       300      17,968            -         18,268
on July 10, 2009 at $0.006 per share

Rescind issuance of common stock at $0.006 per share       -       -  (3,000,000)     (300)    (17,968)           -        (18,268)

Issuance of common stock for service                       -       -     200,000        20     109,980            -        110,000
on September 8, 2009 at $0.55 per share

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -     (396,673)      (396,673)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2009                                 -  $    -  12,651,300   $ 1,265   $ 188,791   $ (438,253)  $   (248,197)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                   -       -  10,000,000     1,000      99,000            -        100,000
in August 16, 2010 at $0.01 per share
Issuance of common stock for debt settlement in            -       -  21,224,600     2,122     210,124            -        212,246
August 16, 2010 at $0.01 per share

Cancellation of common stock                               -       -    (200,000)      (20)         20            -              -

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -      (64,209)       (64,209)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2010                                 -  $    -  43,675,900   $ 4,367   $ 497,935   $ (502,462)  $       (160)
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------
                                                          Cumulative from
                                                            June 22, 2005
                                                           (inception) to         Year ended         Year ended
                                                        December 31, 2010  December 31, 2010  December 31, 2009
---------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                           $             411   $            150   $             67
Consulting fees                                                   19,379             15,667              2,300
Director fees                                                    110,000                  -            110,000
Interest expenses                                                  1,811                  -                  -
Marketing expenses                                               184,591                  -            184,591
Office expenses                                                   15,801              5,199              6,920
Professional fees                                                 83,685             39,828             17,905
Resource property acquisition and exploration costs                7,568                  -                  -
Transfer expenses                                                  3,039                455                803
Travel expenses                                                   17,211                628             16,583
Write-off Exploration program security deposit                     7,610                  -              7,610
Project investigation                                             50,000                  -             50,000
Foreign exchange loss (gain)                                       1,356              2,282               (106)

LOSS FROM OPERATIONS                                             502,462            (64,209)           396,673

NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR           $        (502,462)  $        (64,209)  $       (396,673)

BASIC AND DILUTED LOSS PER SHARE                                           $          (0.03)  $          (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic and diluted                                                              24,220,533         12,513,766
===============================================================================================================

The accompanying notes are an integral part of these financial statements


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 22, 2005
                                                        (inception) to         Year ended         Year ended
                                                     December 31, 2010  December 31, 2010  December 31, 2009
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                     $       (502,462)  $        (64,209)  $       (396,673)
Adjustment for items not involving cash:
- Project investigation                                        50,000                  -             50,000
- Director fees                                               110,000                  -            110,000
- Write-off Exploration program security deposit                    -                  -              7,610

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                      (7,833)            (7,833)                 -
- accounts payable and accrued liabilities                    157,656              1,806            141,459
------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                 (192,639)           (70,236)           (44,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture - related party                         (50,000)                 -            (50,000)
Due to a related party                                         62,583             19,932             42,651
Proceeds from issuance of common stock                        180,056            100,000                  -
------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                            192,639             69,932                  -
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    -               (304)           (44,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      -                304             45,257
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $              -   $              -   $            304
============================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

INTEREST PAID IN CASH                                $              -   $              -   $              -
------------------------------------------------------------------------------------------------------------

INCOME TAX PAID IN CASH                              $              -   $              -   $              -
------------------------------------------------------------------------------------------------------------

NON-CASH FLOWS INFORMATION:

ISSUANCE OF COMMON SHARES FOR SETTLEMENT OF DEBT     $        212,246   $        212,246   $              -
============================================================================================================

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $502,462 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at December 31, 2010 and 2009,
there were no cash equivalents.

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

The Company did not grant any stock options during the years ended December 31, 2010.

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended December 31, 2010 and 2009.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2010, the basic loss per share was equal to diluted loss per share as there was no dilutive instrument.

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

The Company's financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, convertible debenture - related party, and due to a related party. Pursuant to ASC 820, the fair value of cash and cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In  January  2010,  the  FASB issued ASU No. 2010-06 Fair Value Measurements and
Disclosures Topic 820 "Improving Disclosures about Fair Value Measurements." This ASU requires certain new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's financial statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 "Scope Exception Related to Embedded Credit Derivatives." This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, "Derivatives and Hedging - Embedded Derivatives - Recognition." All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are "clearly and closely related" to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, "Milestone Method of Revenue Recognition." FASB ASU No. 2010-17 "Revenue Recognition - Milestone Method (Topic 605)" provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 - 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 3 - PREPAID EXPENSES

On August 24, 2010, the Company entered into a consulting agreement with a shareholder of the Company for corporate development services and fund raising for a period of six months commencing on September 1, 2010. The Company agreed to pay $23,500 for the service in advance. As at December 31, 2010, the Company made the payment of $23,500 of which $15,667 was expensed in consulting fees in fiscal 2010.

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

On August 16, 2010 the Company issued 15,368,800 shares of common stock at a price of $0.01 per share to a creditor in full and final settlement of a debt of $153,688. Upon the issuance, the creditor owned 36% of the Company.

As at December 31, 2010 the Company owed $4,025 (December 31, 2009 - $42,651) to the sole director of the Company, for expenses he paid on behalf of the Company.

See Note 4.

NOTE  8  -  INCOME  TAXES

At December 31, 2010, the Company had deferred tax assets of approximately $175,900 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2010. The significant components of the deferred tax asset at December 31, 2010 and 2009 were as follows:

--------------------------------------------------------------------------
                                   December 31, 2010    December 31, 2009
--------------------------------------------------------------------------
Net operating loss carryforwards  $          175,900   $          153,400
Valuation allowance                         (175,900)            (153,400)
Net deferred tax asset            $                -   $                -
--------------------------------------------------------------------------

At December 31, 2010, we had net operating loss carryforwards of approximately $502,462, which expire in the year 2026 through to 2031.

NOTE 9 - SUBSEQUENT EVENTS, COMMITMENT AND CONTINGENCY

None noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010 the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2010:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2010 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of December 31, 2010 we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

-------------------------------------------------------------------------------
                                                               TERM SERVED AS
NAME AND ADDRESS              POSITION                  AGE    DIRECTOR/OFFICER
-------------------------------------------------------------------------------

Thomas Mills                  Chief Executive Officer,   42     2009 to present
1440-3044 Bloor Street West,  President,
Toronto, Ontario M8X 2Y8      Chief Financial Officer
                              and a director
================================================================================

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years none of our directors, executive officers, promoters or control persons have:

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

COMMITTEES OF THE BOARD

All proceedings of the board of directors for the fiscal year ended December 31, 2010 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Novagen does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our sole officer and director. No compensation has been awarded, earned or paid to our sole officer and director. We have no employment agreements with our officer. We do not contemplate entering into any employment agreements until such time as we have positive cash flows from operations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 28, 2010, information concerning ownership of the Company's securities by (i) each Director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

--------------------------------------------------------------------------------
                                                          BENEFICIAL OWNERSHIP
NAME OF BENEFICIAL OWNER                                      COMMON  PERCENTAGE
                                                              SHARES    OF CLASS
--------------------------------------------------------------------------------
Thomas Mills                                              14,855,800       34.0%
All directors and executive officers, as a group          14,855,800       34.0%
Gisela Mills (1)                                           2,840,000        6.5%
Fahrinsland Capital LLC                                   15,738,800       36.0%
All beneficial owners of more than 5% of the              18,578,800       42.5%
Company's common stock, as a group
================================================================================
(1)   Gisela Mills is the mother of Thomas Mills, our sole officer and director.

The mailing address for all directors, executives officers and beneficial owners of more than 5% of our common stock is 3044 Bloor Street West, Suite 1440, Toronto, ON M8X 2Y8.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

As part of the rescission of the acquisition of NSC, we agreed to reimburse NSC for $50,000 in costs and expenses incurred by it in the acquisition of its sales license from RSi. On December 31, 2009, we issued to NSC a non-interest bearing convertible debenture in an amount equal to $50,000. On August 10, 2010, we repaid the debenture in full. Thomas Mills, our sole director and officer, was a controlling shareholder of NSC until July 1, 2010, when he divested himself of all beneficial ownership of it.

As at August 1, 2010, the Company owed $58,558 to Thomas Mills, our sole officer and director, for disbursements he incurred on behalf of the Company. On August 4, 2010, we agreed to issue 5,855,800 shares of our common stock to Ophion Management Ltd., a company controlled by Mr. Mills, at a price of $0.01 per share, in full and final settlement of the amount owing to Mr. Mills. The shares were issued on August 16, 2010.

On August 4, 2010, we accepted a subscription for 2,300,000 shares of our common stock from Gisela Mills at $0.01 per share, for gross proceeds of $23,000. The shares were issued on August 16, 2010. Gisela Mills is the mother of Thomas Mills, our sole officer and director.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP Chartered Accountants for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009 were $7,358 and $5,000 respectively.

AUDIT  RELATED  FEES

For the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements (and the pro-forma financial statements included in our current report on Form 8-K filed July 15, 2009), which are not reported under the caption "Audit Fees" above, were $7,811 and $13,533, respectively.

TAX  FEES

For the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

                                    PART IV

ITEM 13.     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT  TITLE
--------------------------------------------------------------------------------
    3.1 Articles of Incorporation, Novagen Solar Inc., incorporated by reference from the amended Form 10-K filed May 17, 2010 (1)
    3.2 Amended and Restated Bylaws, Novagen Solar Inc., incorporated by reference from the amended Form 10-K filed May 17, 2010 (1)
    4.1  Form of Stock certificate, Novagen Solar Inc. (2)
   14.1  Code of Ethics for Senior Financial Officers, Novagen Solar Inc. (2)
   31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
(1) Previously included as an exhibit to the Registration Statement on Form S-1 filed August 27, 2010.
(2) Previously included as an exhibit to the Annual Report on Form 10-K filed March 31, 2010.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOVAGEN SOLAR INC.


Date:  March 28, 2011                        By:/s/ Thomas Mills
                                             Thomas Mills
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE         TITLE                                           DATE


/s/ Thomas Mills  Chief Executive Officer, President,             March 28, 2011
Thomas Mills      Chief Financial Officer,
                  Principal Accounting Officer & a director