Form 10-Q
period 2011-03-31
NOVAGEN SOLAR INC.
filed 2011-05-11
CIK 1425173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2011

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

As of March 31, 2011, the registrant had 43,675,900 shares of its Common Stock outstanding.

                        PART I -- FINANCIAL INFORMATION


NOVAGEN SOLAR INC.
(A development stage company)

Balance Sheets
March 31, 2011
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                                         March 31   December 31
                                                                             2011          2010
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Prepaid expenses                                                        $       -   $    7,833
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $       -   $    7,833
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                $  10,644   $    3,968
Due to a related party                                                      4,025        4,025
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          14,669        7,993
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
Authorized:
50,000,000 preferred shares at a par value of $0.0001 per share
Issued and outstanding:  Nil
100,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:  43,675,900 common shares                           4,367        4,367
                        (December 31, 2010:  43,675,900)

ADDITIONAL PAID-IN CAPITAL                                                497,935      497,935

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                       (516,971)    (502,462)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   (14,669)        (160)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $       -   $    7,833
===============================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from June 22, 2005 (inception) to March 31, 2011
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                                                             Additional       during  shareholder's
                                                     Preferred Stock        Common Stock        paid-in  exploration         equity
                                                      Shares  Amount      Shares    Amount      capital        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                 -  $    -  11,251,300   $ 1,125   $  18,931   $   (6,418)  $     13,638
-----------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -       (5,935)        (5,935)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                                 -  $    -  11,251,300   $ 1,125   $  18,931   $  (12,353)  $      7,703
-----------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -          372            372
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                 -  $    -  11,251,300   $ 1,125   $  18,931   $  (11,981)  $      8,075
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash                          -       -   1,200,000       120      59,880            -         60,000
on August 6, 2008 at $0.05 per share

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -      (29,599)       (29,599)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                                 -  $    -  12,451,300   $ 1,245   $  78,811   $  (41,580)  $     38,476
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                                   -       -   3,000,000       300      17,968            -         18,268
on July 10, 2009 at $0.006 per share

Rescind issuance of common stock at $0.006 per share       -       -  (3,000,000)     (300)    (17,968)           -        (18,268)

Issuance of common stock for service                       -       -     200,000        20     109,980            -        110,000
on September 8, 2009 at $0.55 per share

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -     (396,673)      (396,673)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2009                                 -  $    -  12,651,300   $ 1,265   $ 188,791   $ (438,253)  $   (248,197)
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                                   -       -  10,000,000     1,000      99,000            -        100,000
in August 16, 2010 at $0.01 per share
Issuance of common stock for debt settlement in            -       -  21,224,600    2,122      210,124            -        212,246
August 16, 2010 at $0.01 per share

Cancellation of common stock                               -       -    (200,000)      (20)         20            -              -

Net (loss) and comprehensive (loss) for the year           -       -           -         -           -      (64,209)       (64,209)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2010                                 -  $    -  43,675,900   $ 4,367   $ 497,935   $ (502,462)  $       (160)
-----------------------------------------------------------------------------------------------------------------------------------

Net (loss) and comprehensive (loss) for the period         -       -           -         -           -      (14,509)       (14,509)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2011                                    -  $    -  43,675,900   $ 4,367   $ 497,935   $ (516,971)  $    (14,669)
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------
                                                       Cumulative from
                                                         June 22, 2005
                                                        (inception) to   Three months ended  Three months ended
                                                        March 31, 2011       March 31, 2011      March 31, 2010
---------------------------------------------------------------------------------------------------------------

EXPENSES

Bank charges                                           $           390   $             (21)  $              43
Consulting fees                                                 27,212               7,833                   -
Director fees                                                  110,000                   -                   -
Interest expenses                                                1,811                   -                   -
Marketing expense                                              184,591                   -                   -
Office expenses                                                 15,801                   -               3,591
Professional fees                                               90,152               6,467               7,968
Resource property acquisition and exploration costs              7,568                   -                   -
Transfer agent                                                   3,269                 230                 150
Travel expenses                                                 17,211                   -                 628
Write-off exploration program security deposit                   7,610                   -                   -
Project investigation                                           50,000                   -                   -
Foreign exchange loss (gain)                                     1,356                   -                   -
---------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                           516,971              14,509              12,380
---------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         $      (516,971)  $         (14,509)  $         (12,380)
---------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                         $           (0.00)  $           (0.00)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                             43,675,900          12,649,078
===============================================================================================================

The accompanying notes are an integral part of these financial statements.


NOVAGEN SOLAR INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------
                                                     Cumulative from
                                                       June 22, 2005
                                                      (inception) to  Three months ended  Three months ended
                                                      March 31, 2011      March 31, 2011      March 31, 2010
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period                     $     (516,971)  $         (14,509)  $         (12,380)
Adjustment for items not involving cash:
- Project investigation                                      50,000                   -                   -
- Consulting fee                                            110,000                   -                   -

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses                         -               7,833                 (76)
- accounts payable and accrued liabilities                  164,332               6,676              (1,821)
------------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) OPERATING ACTIVITIES               (192,639)                  -             (14,277)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture - related party                       (50,000)                  -                   -
Due to a related party                                       62,583                   -              14,233
Proceeds from issuance of common stock                      180,056                   -                   -
------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                          192,639                   -              14,233
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  -                   -                 (44)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    -                   -                 304
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $            -   $               -   $             260
============================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

INTEREST PAID IN CASH                                $            -   $               -   $               -
------------------------------------------------------------------------------------------------------------

INCOME TAX PAID IN CASH                              $            -   $               -   $               -
------------------------------------------------------------------------------------------------------------

NON-CASH INFORMATION:

ISSUANCE OF COMMON SHARES FOR SETTLEMENT OF DEBT     $      212,246   $               -   $               -
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $516,971 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of
three months or less to be cash equivalents.   As at March 31, 2011 and December
31, 2010, there were no cash equivalents.

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

The Company did not grant any stock options during the three-month period ended March 31, 2011.

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three-month periods ended March 31, 2011 and 2010.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at March 31, 2011 and March 31, 2010, the basic loss per share was equal to diluted loss per share as there was no dilutive instrument.

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

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASC No. 2010-09 did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-11 did not have a material impact on the Company's financial statements.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-11 did not have a material impact on the Company's financial statements.

New Accounting Pronouncements

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the guidance will have an impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 3 - PREPAID EXPENSES

On August 24, 2010, the Company entered into a consulting agreement with a shareholder of the Company for corporate development services and fund raising for a period of six months commencing on September 1, 2010. The Company agreed to pay $23,500 for the service in advance. As at December 31, 2010, the Company has paid $23,500 in respect of the consulting services, of which $15,667 was expensed in fiscal 2010 and the balance of $7,833 was expensed in the three month period ended March 31, 2011.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As at March 31, 2011 the Company owed $4,025 (December 31, 2010 - $4,025) to the sole director of the Company, for expenses he paid on behalf of the Company. The amount is non-secured, non-interest bearing and due on demand.

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

We have not earned revenue since inception and we presently have no solar power installations in operation. Since inception, we have suffered recurring losses and net cash outflows from operations, and our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the period ended March 31, 2011. If we cannot continue as a going concern, then investors may lose all of their investment.

RESULTS OF OPERATIONS

We recorded a net loss of $14,509 for the three month period ended March 31, 2011, compared with a net loss of $12,380 for the period ended March 31, 2010. Operating expenses consisted of professional fees, consulting fees and other general corporate expenses.

Consulting fees for the three month period ended March 31, 2011 were $7,833 compared with $Nil for the three month period ended March 31, 2010. All consulting fees incurred by Novagen in the first fiscal quarter of 2011 were related to Novagen's corporate development initiatives.

Professional fees were $6,467 for the three month period ended March 31, 2011, compared with $7,968 for the three month period ended March 31, 2010. Professional fees for the first fiscal quarter of 2011 were due to audit expenses.

Office and other general expenses were $209 for the three month period ended March 31, 2011, compared with office and general expenses of $4,412 for the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 2011, our total liabilities were $14,669 comprised of $10,644 in trade debt arising from professional fees and $4,025 owing to a director for expenses incurred on our behalf. As of December 31, 2010, total liabilities were $7,993 comprised of $3,968 in trade debt and $4,025 owning to a director for expenses incurred on our behalf.

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011 the Company's disclosure controls and procedures were not effective:

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

The Company did not sell any securities during the three month period ended March 31, 2011.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

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

                                   NOVAGEN SOLAR INC.


Date: May 10, 2011                 /s/ Thomas Mills
                                   Thomas Mills
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, and
                                   Principal Accounting Officer