Form 10-Q
period 2011-06-30
NOVAGEN SOLAR INC.
filed 2011-08-15
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file # 333-149617

NOVAGEN SOLAR, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1440-3044 Bloor Street West, Toronto, Ontario	M8X 2Y8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 647.628.5375

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of August 11, 2011 the registrant had 43,675,900 shares of its Common Stock outstanding.

Part I -- Financial Information

Novagen Solar Inc.

(A development stage company)

Balance Sheets

June 30, 2011

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	June 30	December 31
	2011	2010

ASSETS

Current Assets
Prepaid expenses	$-	$7,833

Total assets	$-	$7,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$8,052	$3,968
Due to a related party	8,201	4,025

Total Liabilities	16,253	7,993

Stockholders' Equity (Deficiency)

Share capital

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,675,900 and 43,675,900 issued	4,367	4,367

Additional paid-in capital	497,935	497,935

(Deficit) accumulated during the exploration stage	(518,555)	(502,462)

Total stockholders' equity (deficiency)	(16,253)	(160)

Total liabilities and stockholders' equity (deficiency)	$-	$7,833

The accompanying notes are an integral part of these financial statements.

Novagen Solar Inc.

(A development stage company)

Statements of Operations and Comprehensive Loss

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative from
	June 22, 2005	Three months ended		Six months ended
	(inception) to	June 30		June 30
	June 30, 2011	2011	2010	2011	2010
EXPENSES

Bank charges	$390	$-	$18	$(21)	$61
Consulting fees	27,212	-	-	7,833	-
Director fees	110,000	-	-	-	-
Interest expenses	1,811	-	-	-	-
Marketing expense	184,591	-	-	-	-
Office expenses	15,801	-	-	-	3,591
Professional fees	91,411	1,259	1,260	7,726	9,228
Resource property acquisition and exploration costs	7,568	-	-	-	-
Transfer agent	3,594	325	305	555	455
Travel expenses	17,211	-	-	-	628
Write-off exploration program security deposit	7,610	-	-	-	-
Project investigation	50,000	-	-	-	-
Foreign exchange loss (gain)	1,356	-	-	-	-

Loss from operations	518,555	1,584	1,583	16,093	13,963

Net (loss) and comprehensive (loss) for the period	$(518,555)	$(1,584)	$(1,583)	$(16,093)	$(13,963)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted		43,675,900	12,451,300	43,675,900	12,550,748

The accompanying notes are an integral part of these financial statements.

Novagen Solar Inc.

(A development stage company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative from
	June 22, 2005
	(inception) to	Six months ended	Six months ended
	June 30, 2011	June 30, 2011	June 30, 2010
Cash flows from (used in) operating activities
Net income (loss) for the period	$(518,555)	$(16,093)	$(13,963)
Adjustment for items not involving cash:
- Project investigation	50,000	-	-
- Consulting fee	110,000	-	-

Changes in operating assets and liabilities
- accounts payable and accrued liabilities	161,740	4,084	(332)
- prepaid expenses	-	7,833	-

Net cash from (used in) operating activities	(196,815)	(4,176)	(14,295)

Cash flows from financing activities
Convertible debenture – related party	(50,000)	-	-
Due to a related party	66,759	4,176	14,233
Proceeds from issuance of common stock	180,056	-	-

Net cash from financing activities	196,815	4,176	14,233

Increase (decrease) in cash and cash equivalents	-	-	(62)

Cash and cash equivalents, beginning of period	-	-	304

Cash and cash equivalents, end of period	$-	$-	$242

Supplemental disclosure with respect to cash flows

Interest paid in cash	$-	$-	$-

Income tax paid in cash	$-	$-	$-

Non-cash information:

Issuance of common shares for settlement of debt	212,246	-	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Novagen Solar Inc. (hereinafter “the Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc.

The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

On April 27, 2009, the Company entered into a Share Purchase Agreement (the “Reorganization Agreement”) with Novagen Solar (Canada) Ltd., a privately held Canadian corporation formed on February 14, 2009 (“NSC”). Upon the closing of the Reorganization Agreement on July 10, 2009, the shareholders of NSC delivered all of their equity interests in NSC to the Company in exchange for 3,000,000 shares of common stock in the Company and 3,000,000 convertible securities of the Company, as a result of which NSC became a wholly-owned subsidiary of the Company (the “Reorganization”). The note is non-interest bearing, convertible at the rate of $0.01 per share at the option of the holder. NSC is a sales company engaged in the business of selling a variety of photovoltaic products. At the time of the Reorganization, NSC had the exclusive right in Canada and the non-exclusive right elsewhere to sell a line of photovoltaic products distributed by Rainbow Solar Inc., a Delaware corporation (“RSI”). The RSI sales license was terminated by mutual consent on November 10, 2009.

On December 1, 2009, the Reorganization Agreement was rescinded, with the former shareholders of NSC exchanging all securities received under the Reorganization Agreement for all the issued and outstanding shares of NSC (the “Rescission”). As part of the Rescission, on December 1, 2009 the Company issued a non-interest bearing convertible demand note for $50,000 to NSC for the sample solar panels used by the Company. The Company paid the note in full on August 10, 2010.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $518,555 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. The financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. The Company reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates. The Company believes the judgments and estimates required in its accounting policies to be critical in the preparation of the Company’s financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at June 30, 2011 and December 31, 2010, there were no cash equivalents.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Accounting Standards Codification (“ASC”) 825, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts payable and accrued liabilities, convertible note and due to a related party. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

The Company did not grant any stock options during the three and six-month period ended June 30, 2011.

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three and six-month periods ended June 30, 2011 and 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at June 30, 2011 and June 30, 2010, the basic loss per share was equal to diluted loss per share as there was no dilutive instrument.

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

ASC 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non-controlling interest’s portion of net income must also be clearly presented on the Income Statement.

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

Determination of the Useful Life of Intangible Assets

The Company adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), as codified in ASC subtopic 350-30, Intangibles — Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, as codified in ASC topic 350, Intangibles Goodwill and Other (ASC 350). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.

Accounting for Convertible Debt Instruments

The Company adopted FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as coded in ASC 470 “debt”. ASC 470 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Financial Guarantee Insurance Contracts

The Company adopted ASC 944-20, “Accounting for Financial Guarantee Insurance Contracts” (formerly SFAS No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises). ASC 944-20 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The adoption of ASC 944-20 has no effect on the Company’s financial reporting at this time.

Share-Based Payments Transactions

The Company adopted ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of ASC 260-10.

Equity Method Investment Accounting Considerations

The Company adopted ASC 323-10, “Equity Method Investment Accounting Considerations” that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The adoption of ASC 323-10 did not have a material impact on our financial condition or results of operations.

Fair Value Measurement and Disclosures

The Company adopted ASC 820 Fair Value Measurements and Disclosures (“ASC 820”). As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

·   Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

·   Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

·   Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, convertible debenture – related party, and due to a related party. Pursuant to ASC 820, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASC No. 2010-09 did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-11 did not have a material impact on the Company’s financial statements.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-11 did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the guidance will have an impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – PREPAID EXPENSES

On August 24, 2010, the Company entered into a consulting agreement with a shareholder of the Company for corporate development services and fund raising for a period of six months commencing on September 1, 2010. The Company agreed to pay $23,500 for the service in advance. As at December 31, 2010, the Company has paid $23,500 in respect of the consulting services, of which $15,667 was expensed in fiscal 2010 and the balance of $7,833 was expensed in the six month period ended June 30, 2011.

NOTE 4 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 43,675,900 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On June 30, 2010 the former director surrendered these shares to the Company.

On August 16, 2010, the Company issued 21,224,600 shares of common stock to three of its creditors at a price of $0.01 per share, in full and final settlement of a debt of $212,246 owed to the creditors. One of the creditors was the sole director of the Company, and he received 5,855,800 shares of common stock in full and final settlement of $58,558 owed to him by the Company for expenses incurred on the Company’s behalf.

On August 16, 2010 the Company issued 10,000,000 shares of common stock at a price of $0.01 per share to five purchasers for total cash proceeds of $100,000.

NOTE 5 – SEGMENT INFORMATION

The Company currently conducts all of its operations in Canada.

NOTE 6 – RELATED PARTY TRANSACTIONS

As at June 30, 2011 the Company owed $8,201 (December 31, 2010 - $4,025) to the sole director of the Company, for expenses he paid on behalf of the Company. The amount is non-secured, non-interest bearing and due on demand.

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

Results of Operations

We recorded a net loss of $1,584 for the three month period ended June 30, 2011, compared with a net loss of $1,583 for the period ended June 30, 2010. Operating expenses consisted of professional fees and transfer expenses.

Professional fees were $1,259 for the three month period ended June 30, 2011, compared with $1,260 for the three month period ended June 30, 2010. Professional fees for the second fiscal quarter of 2011 were due to accounting expenses.

Transfer expenses were $325 for the three month period ended June 30, 2011, compared with transfer expenses of $305 for the three month period ended June 30, 2010.

Liquidity and Capital Resources.

As of June 30, 2011, our total liabilities were $16,253 comprised of $8,052 in trade debt arising from professional fees and $8,201 owing to a director for expenses incurred on our behalf. As of December 31, 2010, total liabilities were $7,993 comprised of $3,968 in trade debt and $4,025 owning to a director for expenses incurred on our behalf.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer (who are one and the same) concluded that, as of June 30, 2011 the Company's disclosure controls and procedures were not effective:

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

The Company did not sell any securities during the six month period ended June 30, 2011.

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

NOVAGEN SOLAR INC.

Date: August 14, 2011	By: /s/ Thomas Mills
Thomas E. Mills
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer