Form 10-Q
period 2011-09-30
NOVAGEN SOLAR INC.
filed 2011-11-14
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

Yes ☒ No ☐

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

Yes ☒ No ☐

As of November 10, 2011 the registrant had 43,675,900 shares of its Common Stock outstanding.

Part I -- Financial Information

Novagen Solar Inc.

(A development stage company)

Balance Sheets

September 30, 2011

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	September 30	December 31
	2011	2010

ASSETS

Current Assets
Prepaid expenses	$—	$7,833

Total assets	$—	$7,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$6,723	$3,968
Due to a related party	10,738	4,025

Total Liabilities	17,461	7,993

Stockholders' Equity (Deficiency)

Share capital

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,675,900 (December 31, 2011- 43,675,900) shares issued	4,367	4,367

Additional paid-in capital	497,935	497,935

(Deficit) accumulated during the exploration stage	(519,763)	(502,462)

Total stockholders' equity (deficiency)	(17,461)	(160)

Total liabilities and stockholders' equity (deficiency)	$—	$7,833

The accompanying notes are an integral part of these financial statements.

Novagen Solar Inc.

(A development stage company)

Statements of Operations and Comprehensive Loss

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative
	from
	June 22, 2005
	(inception) to	Three months ended		Nine months ended
	September 30,	September 30		September 30
	2011	2011	2010	2011	2010

EXPENSES

Bank charges	$390	$—	$46	$(21)	$107
Consulting fees	27,212	—	3,917	7,833	3,917
Director fees	110,000	—	—	—	—
Interest expenses	1,811	—	—	—	—
Marketing expense	184,591	—	—	—	—
Office expenses	15,801	—	1,608	—	5,199
Professional fees	92,492	1,081	25,132	8,807	33,751
Resource property acquisition and exploration costs	7,568	—	—	—	—
Transfer agent	3,784	190	—	745	455
Travel expenses	17,211	—	—	—	628
Write-off exploration program security deposit	7,610	—	—	—	—
Project investigation	50,000	—	—	—	—
Foreign exchange loss (gain)	1,293	(63)	1,781	(63)	2,391

Loss from operations	519,763	1,208	32,484	17,301	46,448

Net (loss) and comprehensive (loss) for the period	$(519,763)	$(1,208)	$(32,484)	$(17,301)	$(46,448)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted		43,675,900	12,451,300	43,675,900	12,550,748

The accompanying notes are an integral part of these financial statements.

Novagen Solar Inc.

(A development stage company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative from
	June 22, 2005	Nine months	Nine months
	(inception) to	ended	ended
	September 30, 2011	September 30, 2011	September 30, 2010

Cash flows from (used in) operating activities
Net income (loss) for the period	$(519,763)	$(17,301)	$(46,448)
Adjustment for items not involving cash:
- Project investigation	50,000	—	—
- Consulting fee	110,000	—	—

Changes in operating assets and liabilities
- accounts payable and accrued liabilities	162,948	2,755	(19,583)
- prepaid expenses	—	7,833	—

Net cash from (used in) operating activities	(196,815)	(6,713)	(65,487)

Cash flows from financing activities
Convertible debenture – related party	(50,000)	—	(50,000)
Due to a related party	66,759	6,713	17,255
Proceeds from issuance of common stock	180,056	—	100,000

Net cash from financing activities	196,815	6,713	67,255

Increase (decrease) in cash and cash equivalents	—	—	1,768

Cash and cash equivalents, beginning of period	—	—	304

Cash and cash equivalents, end of period	$—	$—	$2,072

Supplemental disclosure with respect to cash flows

Interest paid in cash	$—	$—	$—

Income tax paid in cash	$—	$—	$—

Non-cash information:

Issuance of common shares for settlement of debt	212,246	—	212,246

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $519,763 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at September 30, 2011 and December 31, 2010, there were no cash equivalents.

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

The Company did not grant any stock options during the three and nine-month period ended September 30, 2011.

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three and nine-month periods ended September 30, 2011 and 2010.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2011 and September 30, 2010, the basic loss per share was equal to diluted loss per share as there was no dilutive instrument.

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

Fair Value Measurement and Disclosures

The Company adopted ASC 820 Fair Value Measurements and Disclosures (“ASC 820”). As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•   Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•   Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

•   Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

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

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The Company adopted this standard on July 1, 2011 and did not have an impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – PREPAID EXPENSES

On August 24, 2010, the Company entered into a consulting agreement with a shareholder of the Company for corporate development services and fund raising for a period of nine months commencing on September 1, 2010. The Company agreed to pay $23,500 for the service in advance. As at December 31, 2010, the Company has paid $23,500 in respect of the consulting services, of which $15,667 was expensed in fiscal 2010 and the balance of $7,833 was expensed in the nine month period ended September 30, 2011.

NOTE 4 - PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued.

The Company has 100,000,000 shares of common stock authorized, of which 43,675,900 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On September 8, 2009, the Company issued 200,000 common shares to a director of the Company as consideration for his services as a director at the fair market value of $0.55 per share for a total of $110,000. On September 30, 2010 the former director surrendered these shares to the Company.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As at September 30, 2011 the Company owed $10,738 (December 31, 2010 - $4,025) to the sole director of the Company, for expenses he paid on behalf of the Company. The amount is non-secured, non-interest bearing and due on demand.

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

Results of Operations

We recorded a net loss of $1,208 for the three month period ended September 30, 2011, compared with a net loss of $32,484 for the three month period ended September 30, 2010. Operating expenses consisted of professional fees and transfer expenses.

Professional fees were $1,081 for the three month period ended September 30, 2011, compared with $25,132 for the three month period ended September 30, 2010. Professional fees for the third fiscal quarter of 2011 were due to accounting expenses.

Transfer agent expenses were $190 for the three month period ended September 30, 2011, compared with transfer agent expenses of $Nil for the three month period ended September 30, 2010.

Liquidity and Capital Resources.

As of September 30, 2011, our total liabilities were $17,461 comprised of $6,723 in trade debt arising from professional fees and $10,738 owing to a director for expenses incurred on our behalf. As of December 31, 2010, total liabilities were $7,993 comprised of $3,968 in trade debt and $4,025 owing to a director for expenses incurred on our behalf.

Item 4. Controls and Procedures

(i)

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer (who are one and the same) concluded that, as of September 30, 2011 the Company's disclosure controls and procedures were not effective:

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

The Company did not sell any securities during the nine month period ended September 30, 2011.

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

NOVAGEN SOLAR INC.

Date: November 10, 2011	/s/ Thomas Mills
Thomas Mills
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer