Form 10-K
period 2011-12-31
NOVAGEN SOLAR INC.
filed 2012-03-30
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file # 333-149617

NOVAGEN SOLAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

284 West Millbrook Road, Raleigh, North Carolina	27609
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 310-994-7988

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates computed by reference to the most recent average bid and asked price of the Common Stock, as of December 31, 2011 was $568,113.

As of March 30, 2012 the Registrant had 43,675,900 shares of its Common Stock outstanding.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms “we”, “us”, “our”, “Company” and "Novagen" means Novagen Solar Inc., unless otherwise indicated.

PART I

Item 1. Business.

Overview

The world economy has developed rapidly over the past 200 years, significantly expanding opportunities and lifting the living standards of billions of people. However, as the world economy has grown, it has produced large amounts of carbon pollution: the release of carbon dioxide and other greenhouse gases into the atmosphere.

When we burn fossil fuels like coal, oil or gas we generate carbon pollution. Carbon pollution also comes from clearing trees and vegetation, the breakdown of food and plant waste, some aspects of farming such as raising cattle and sheep and using fertilizers, and from some industrial processes such as making cement, aluminum or steel.

Greenhouse gases in the atmosphere trap radiation given off by the Earth. This helps keep the planet warm enough to sustain life. Since the Industrial Revolution, however, the amount of greenhouse gases in the atmosphere has risen significantly. The rising concentrations of greenhouse gases, like carbon dioxide, cause the atmosphere and the Earth’s surface to heat up. Scientists have estimated that humans are responsible for nearly a third of the carbon dioxide now in the atmosphere.

It is beyond reasonable doubt that human activities – the burning of fossil fuels and deforestation – are triggering the changes we are witnessing in the global climate (Australian Climate Commission, The Critical Decade, 2011).

If carbon pollution is not curtailed, the world risks serious effects from climate change. Global average temperatures could increase by up to 6.4 degrees Celsius above 1990 temperatures by 2100. Sea levels are estimated to rise by between 0.5 and 1 meter by 2100 from 2000 levels and the acidity of the world’s oceans will increase significantly, threatening species that cannot tolerate the more acidic environment. Cyclones, storms, floods and other extreme weather events are likely to change in severity or frequency. Rainfall patterns around the world will change, making some places drier and other places wetter.

Climate change is occurring, is very likely caused primarily by the emission of greenhouse gases from human activities, and poses significant risks for a range of human and natural systems (US National Academies of Science).

Novagen develops and markets products and services that provide clean technology solutions for today’s global challenges. Our current focus is on the renewable energy sector, with an emphasis on solar energy. Our management believes that the increasing demand for clean energy and the emphasis on sustainable renewable resources, provides an opportunity for us to develop multiple core products and services with near-term commercialization opportunities that will generate substantial value for our stockholders while contributing to energy security, social equity, and protection of the ecosystem upon which life depends.

Corporate History

Novagen was incorporated in the State of Nevada on June 22, 2005 under the name of Pickford Minerals Inc. We were originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but due to higher than anticipated costs we were unable to implement our exploration program. Motivated by developments in solar technology and believing that market conditions and legislative incentives were favorable, our management made a strategic decision in April 2009 to pursue opportunities in the solar industry. On May 12, 2009, we changed our name to Novagen Solar Inc. and adopted a new business plan to market, sell, design and install solar energy plants across North America.

On December 7, 2011, Micheal P. Nugent was appointed the President, Chief Executive Officer and a director of the Company, and Michael Norton Smith was appointed the Chief Financial Officer and Secretary of the Company. On the same date, Thomas Mills resigned as an officer and director of the Company.

On December 20, 2011, there was a change in control of Novagen when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company. Micheal P. Nugent is the sole trustee of Twenty Second Trust.

Following the change in management and control of the Company, the board of directors has determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

On January 3, 2012, the Company formed Novagen Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. All of the Company’s operations are currently conducted through Novagen Pty Ltd.

On January 17, 2012, the Company formed Novagen Production Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary.

On March 2, 2012, the Company formed Novagen Finance Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary.

The address for our head office is 284 West Millbrook Road, Raleigh, North Carolina 27609. Our telephone number is 310-994-7988. Our common stock is quoted under the symbol “NOVZ” on the OTCBB and the OTCQB.

Products and Services

Solar Energy

Novagen intends to operate as a full service solar power developer that markets, sells, designs and installs solar energy plants across North America and Australia, specializing in turnkey commercial power systems, brownfield revitalization, land reclamation and off-grid community developments. We intend to offer a number of solar products and services that seek to generate revenue from initial installation activities, as well as potential recurring revenue from an installed base of customers.

•	Commercial Solar Installations. We plan to develop, finance, construct and operate commercial solar installations throughout North America and Australia, focusing on rooftop and open-space systems that produce one Megawatt of electricity or less. This is an area of the market that we believe to be underserved. We believe this sector offers faster deployment and better prospects for generating additional business from customers with multiple locations. We will offer property owners a comprehensive range of participation levels and financing packages, including leasing arrangements, that will have the broadest possible appeal. As part of our turnkey system, we will design and specify the appropriate systems, manage their installation and maintenance, and arrange for all of the necessary financing. We will also take care of the required permitting and apply for subsidies. Additionally, we will arrange for monitoring and maintenance to ensure installed systems are kept in peak condition throughout their expected life.

•	Solar Power Plants. We intend to develop large scale (in excess of one Megawatt), ground-mounted solar power plants, either alone or in partnership with others.

•	Brownfield Revitalization. Brownfields are real property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant. Cleaning up and reinvesting in these properties protects the environment, reduces blight, and takes development pressures off greenspaces and working lands. We believe that solar energy technologies are well suited for use at brownfield sites because they require very little maintenance and can be installed on the ground without penetrating the surface or disturbing existing contamination. We intend to work with property owners and municipalities to assist in the revitalization of brownfields by providing turnkey solar energy solutions utilizing best-in-class photovoltaic arrays and building integrated solar energy systems.

•	Land Reclamation. Land reclamation refers to the restoration of land damaged by mining, erosion, or some other activity or process. The process of reclamation includes maintaining water and air quality, minimizing flooding, erosion and damage to wildlife and aquatic habitats caused by surface mining. In respect of former mining sites, reclamation generally involves filling in excavations, grading the land to avoid leaving steep slopes, placing the original topsoil on the graded surface, and planting the topsoil with vegetation. Through a collaboration with our industry partners, we plan to provide mining companies with sustainable solar energy solutions for responsible exploration and mining practices, such as providing solar power for mining operations and reclamation activities, and post-reclamation solar power plant development.

•	Off-Grid Communities. According to Natural Resources Canada, there are over 300 remote communities in Canada with a total population of 200,000. These communities are not connected to the North American electrical grid or piped natural gas network and are permanent or long-term settlements. Many of them are very dependent on imported oil and pay energy costs that can be up to ten times higher than in the rest of Canada. We intend to assist Canada’s remote communities to deploy solar solutions appropriate for their needs, including the development of solar power plants to provide clean, reliable energy. In addition to providing turnkey systems, we will assist communities to establish and nurture a maintenance support infrastructure for their power plant(s). Such an infrastructure, while not complex, must be functional and appropriate for the size, complexity and sophistication of the system deployed. We will provide training for local residents, documentation matched to local capabilities, spare-parts inventory and component resupply. By providing communities with appropriate technology and infrastructure training, we will improve their self-sufficiency while creating jobs and supporting the local economy.

Clean Technologies

Clean technology refers to the application of innovative technologies to optimize the use of limited natural resources, offering a cleaner or less wasteful alternative to conventional energy practices and traditional products, materials and processes while adding economic value. The dramatic growth in clean technology’s global prominence can be attributed to national and global policy action, local market drivers, high energy prices, increasing technological maturity, better understanding of technology risk, public and private capital investment intended to promote clean technology and product development, and market acceptance of the relevance of clean technology solutions. Growth is happening in all sectors, countries and investment stages as the occurrence of climate change is no longer a topic that is debated, but rather a problem for which solutions are being sought.

We plan to identify, develop and commercialize solutions to address the need for renewable energy and clean technologies by developing proprietary technologies satisfying identified market needs and customer demands. We seek to capitalize on our opportunities at multiple points in the value chain based on our assessment of a number of factors, including capital requirements, time to market, distribution and sales channels and the regulatory environment. Working alone or in collaboration with others, we plan to develop and sell manufactured products to end users, provide materials or components to other companies for use in the manufacture of their products, or enter into license arrangements.

Our goal is to become a leading provider of clean technology products, advanced materials and process technologies for the energy and environmental markets. The key elements of our strategy are as follows:

•	Provide economical clean technology solutions to our customers and partners. As government regulations become increasingly stringent and environmental issues are brought to the forefront of corporate responsibility and consumer focus, it is vital that our products, materials and technologies provide effective and economical solutions for our customers and collaborative partners. We are therefore focused on developing highly effective clean technology solutions that offer significant cost savings and efficiency advantages.

•	Focus on high-value products, advanced materials and processes with clear near-term commercial opportunities. We intend to pursue the manufacture and sale of products, materials and technologies that are capable of generating and sustaining high gross profit margins. Utilizing proprietary technologies, we plan to create solutions that offer customers significant value beyond what is available today with conventional products, materials and processes. All of our initiatives will be analyzed and evaluated for near-term commercial viability, market size and potential customer interest before we invest our resources in research and development.

•	Expand and leverage our strategic and business alliances for market penetration. We are pursuing the development of domestic and international strategic and business alliances, which may take the form of joint ventures, strategic partnerships, cost savings agreements or distribution and marketing arrangements in order to accelerate our penetration into both domestic and international energy, environmental and infrastructure markets.

•	Pursue growth through selected acquisitions. We intend to grow our business through the selective acquisition of businesses, products or intellectual property that serve strategic business and technology purposes.

We have only recently expanded our operations to include the development of clean technology products, advanced materials and process technologies. We do not presently have any products, materials or technologies that can be commercialized. There is no assurance that we will ever develop any products, materials or process technologies, or that if we do, that we will ever be able to commercialize them profitably.

Suppliers

We are not presently substantially dependent on any third-party manufacturers or suppliers.

By establishing strategic partnerships with major component suppliers we will ensure that every new solar project is designed and installed with the most advanced technology appropriate for our customers. We will purchase photovoltaic panels used in our solar power systems principally from PowerCom Co. Inc., Green Energy Technology Inc., Day4Energy Inc., Kyocera Solar and Suntech America and we purchase inverters principally from SatCon Power Systems, which components will represent approximately two-thirds of our component requirements. Hardware and other materials will be readily available for off-the-shelf purchase.

We intend to remain independent of any one technology or equipment vendor to ensure that we will be able to offer our customers solutions best suited to their individual needs. As such, we do not have supply agreements with our suppliers, except for purchase orders on a case-by-case basis. Although photovoltaic panels are manufactured world-wide, we are subject to market price fluctuation and vendor lead time and inventory for the components that we purchase.

Sales and Marketing

We do not presently have any clean technology products ready for commercialization. To date, our commercialization efforts have focused on establishing strategic arrangements and business alliances to assist us in assessing the commercial potential of the products and technologies we are developing, define our market opportunities, identify our customer base and access our markets.

We intend to sell our solar power systems directly to commercial, industrial and governmental customers, through an internal sales and marketing staff. We may appoint additional sales representatives as independent contractors to solicit business and identify potential development opportunities.

We believe that, depending upon the size of the projects, it is likely that a significant portion of our initial business will derive from a small number of customers. There can be no assurance that the loss of any such customer would not adversely affect our business or results of operations. We expect that our customer mix will change as we expand our operations.

Manufacturing

Our Queensland facility currently has approximately 3,300 square feet dedicated to pilot scale manufacturing of our products and materials. We believe that our Queensland facility provides sufficient capacity to meet the limited manufacturing activities in which we plan to engage for the first six months of fiscal 2012. We expect to increase our current in-house manufacturing capabilities and significantly expand our contract manufacturing relationships in 2012.

We will consider a variety of factors in determining whether to conduct manufacturing activities in-house or through third-party contract manufacturers, including whether a particular product has a well-developed commercial supply base and whether we believe we can maintain control over the use and exploitation of our intellectual property when outsourced. When the supply base is not developed, or our materials, designs or processes require greater trade secret protection, we have and will continue to invest in developing our manufacturing infrastructure.

Competition

The renewable energy and clean technology markets are intensely competitive and rapidly evolving. We face significant competition with respect to the products and materials that we intend to commercialize. We have only recently commenced operations as a developer of products, materials and processes within the renewable energy and clean technology sectors and do not presently hold a significant competitive market position in either of them. We are currently one of the smallest technology companies and are an infinitely small participant in the renewable energy and clean technology industries.

Since our products and materials will be based upon technologies that offer solutions in the energy and environmental industries, we will compete not only at the product and material level for market share, but also at the technology level for market acceptance. The basis of competition may result from various factors including cost, performance, durability, product quality, environmental impact, customer service and technical support as well as the availability of alternative products, materials or process technologies.

Our competition will include not only other alternative technology solutions, but also well-established conventional technologies. Most of our competitors have substantially greater financial, research and development, manufacturing and sales and marketing resources than we do, and may complete research, development and commercialization of products and materials more quickly and effectively than we can. They have the capacity to develop new materials and products in-house in an attempt to address new restrictions or new market opportunities around the world. We also face competition from small and emerging businesses, as well as academic institutions, governmental agencies and other public and private organizations pursuing the development of technology that can be used for applications similar to those of our products.

We expect competition to intensify greatly as the need for new, clean energy alternatives becomes more apparent and continues to increase.

Research and Development

We have only recently commenced operations as a developer of renewable energy and clean technology products, materials and processes, and have not undertaken any research or development over the last two fiscal years. We intend to establish research and development facilities early in 2012 with a view to developing products for commercialization. We may conduct the research or development ourselves, or in conjunction with others. When we collaborate on the development of any intellectual property, we will seek ownership of the intellectual property or the exclusive worldwide right to exploit such intellectual property. We have not established a budget for contributions to research and development. Where appropriate, we may also acquire, commercialize and improve new or existing technologies.

Intellectual Property

The proprietary nature of, and protection for, our products, materials, processes and know-how are important to our business. We will seek patent protection in the United States and internationally for our intellectual property where available and when appropriate. In addition, we rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business.

We do not currently have any patents or patent applications that we either own or that we have licensed.

Regulations

The market for electricity generation products is heavily influenced by national, regional and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In North America, Australia and a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar products.

Our operations are subject to a variety of national, federal, regional and local laws, rules and regulations relating to worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Because we outsource and do not manufacture our solar power systems, we do not use, generate, store or discharge toxic, volatile or otherwise hazardous chemicals and wastes.

Other than the filing of patent applications with the respective governmental bodies, we are not aware of any approval of our clean technology products, materials or processes that may be required from government authorities at this stage in our development. However, once a product is ready to be commercialized, the governmental approval and regulatory process may become substantial.

We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Government Subsidies and Incentives

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of renewable energy and clean technologies by businesses and consumers. If any of these subsidies or incentives are discontinued, reduced or substantially modified, if growth in any such subsidies or incentives is reduced, or if renewable portfolio standards or similar production requirements are changed or eliminated, demand for our products could decline or never develop, and our results of operations and financial condition could be materially and adversely affected as a result.

Environmental

We are not aware of any environmental laws that are currently applicable to our business, or which could result in any material compliance costs to us or effects on our business.

Facilities

Our principal offices are located in Queensland, Australia. We lease approximately 3,300 square feet of office, laboratory and manufacturing space through our subsidiary, Novagen Pty Ltd.

Employees

Novagen Solar Inc. does not have any employees other than our officers and directors. Our wholly owned subsidiary, Novagen Pty Ltd. presently employs seven full-time employees and one part-time employee.

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

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares trade under the symbol “NOVZ” on the OTCBB and the OTCQB. Very limited trading activity with our common stock has occurred during the past two years and the subsequent interim period; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock for the last two fiscal years, as reported by Pink OTC Markets Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
December 31, 2011	$0.04	$0.03
September 30, 2011	$0.03	$0.03
June 30, 2011	$0.03	$0.03
March 31, 2011	-	-
December 31, 2010	$0.46	$0.11
September 30, 2010	$1.00	$0.13
June 30, 2010	$0.15	$0.15
March 31, 2010	$0.52	$0.15

Unregistered Sales of Equity Securities and Use of Proceeds

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

On August 16, 2010 we issued 10,000,000 shares of our common stock at a price of $0.01 per share to five purchasers for total cash proceeds of $100,000. The shares were issued without registration in reliance on an exemption provided by Regulation S promulgated under the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. One of the purchasers, who acquired 2,300,000 shares through the offering, is the mother of our former sole officer and director.

Holders

On March 30, 2012, the stockholders’ list of our shares of common stock showed 40 registered holders of our shares of common stock and 43,675,900 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Convertible Securities

We have not issued and do not have outstanding any other securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

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

Overview

Our business is in the early stages of development. We presently have no solar power installations in operation and no products, materials or technological processes ready for commercialization.

We have not earned revenue since inception

Our currently available capital and cash flows is generated from our activities through share subscriptions and loans from management and non-affiliated third parties and it is management’s intention that this will continue.

Our ultimate success will depend upon our ability to raise capital including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

As a result of the foregoing, our auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2011.

Results of Operations

We recorded a net loss of $18,502 for the year ended December 31, 2011, compared with a net loss of $64,209 for the year ended December 31, 2010. Operating expenses consisted of professional fees, consulting fees and other general corporate expenses.

Professional fees were $9,897 for the year ended December 31, 2011, compared with $39,828 for the year ended December 31, 2010. Professional fees incurred in fiscal year 2010 consist of legal and accounting fees associated with a registration statement filed with the SEC on August 27, 2010, preparation of our audited financial statements and our periodic reporting obligations.

Consulting fees for the year ended December 31, 2011 were $7,833, compared with $15,667 for the year ended December 31, 2010. All consulting fees incurred by Novagen in fiscal 2011 were related to Novagen’s corporate development initiatives.

Liquidity and Capital Resources.

As of December 31, 2011, our total liabilities decreased to $267.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

NOVAGEN SOLAR INC.

(A Development Stage Company)

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders Equity (Deficiency)

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Novagen Solar Inc.

We have audited the balance sheet of Novagen Solar Inc. (the “Company”) as at December 31, 2011 and the related statements of stockholders’ equity (deficiency), operations and comprehensive loss and cash flows for the year then ended and for the period from June 22, 2005 (date of inception) to December 31, 2011.. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended December 31, 2010, and the cumulative data from June 22, 2005 (date of inception) to December 31, 2010 in the statements of stockholders’ equity (deficiency), operations and comprehensive loss and cash flows, which were audited by other auditors whose report, dated March 24, 2011 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from June 22, 2005 (date of inception) to December 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and the result of its operations and its cash flow for the year then ended and for the period from June 22, 2005 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements refer to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had recurring losses and requires additional funds to maintain its planned operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
March 28, 2012	Chartered Accountants

ACCOUNTING › CONSULTING › TAX
2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1
1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

Chang Lee LLP

Chartered Accountants

606-815 Hornby Street

Vancouver, B.C., V6Z 2E6

Tel: 604-687-3776

Fax: 604-688-3373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NOVAGEN SOLAR INC.

(A development stage company)

We have audited the accompanying balance sheets of Novagen Solar Inc. (a development stage company) as at December 31, 2010 and 2009 and the related statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period from June 22, 2005 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Novagen Solar Inc.

(A development stage company)

Balance Sheets

December 31, 2011 and 2010

(Expressed in U.S. Dollars)

	December 31	December 31
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$—	$—
Prepaid expenses	—	7,833

Total assets	$—	$7,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$267	$3,968
Due to a related party	—	4,025

Total Liabilities	267	7,993

Stockholders' Equity (Deficiency)

Share capital

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,675,900 (December 31, 2010 - 43,675,900) shares issued	4,367	4,367

Additional paid-in capital	516,330	497,935

(Deficit) accumulated during the exploration stage	(520,964)	(502,462)

Total stockholders' equity (deficiency)	(267)	(160)

Total liabilities and stockholders' equity (deficiency)	$—	$7,833

The accompanying notes are an integral part of these financial statements.

Novagen Solar Inc.

(A development stage company)

Statements of Stockholders' Equity (Deficiency)

For the period from June 22, 2005 (inception) to December 31, 2011

(Expressed in U.S. Dollars)

						Deficit
						accumulated	Total
					Additional	during	shareholder’s
	Preferred Stock		Common Stock		paid-in	exploration	equity
	Shares	Amount	Shares	Amount	capital	stage	(deficiency)

Balance, December 31, 2005	—	$—	11,251,300	$1,125	$18,931	$(6,418)	$13,638

Net (loss) and comprehensive (loss) for the year	—	—	—	—	—	(5,935)	(5,935)

Balance, December 31, 2006	—	$—	11,251,300	$1,125	$18,931	$(12,353)	$7,703

Net income and comprehensive income for the year	—	—	—	—	—	372	372

Balance, December 31, 2007	—	$—	11,251,300	$1,125	$18,931	$(11,981)	$8,075

Issuance of common stock for cash on August 6, 2008 at $0.05 per share	—	—	1,200,000	120	59,880	—	60,000

Net (loss) and comprehensive (loss) for the year	—	—	—	—	—	(29,599)	(29,599)

Balance, December 31, 2008	—	$—	12,451,300	$1,245	$78,811	$(41,580)	$38,476

Issuance of common stock on July 10, 2009 at $0.006 per share	—	—	3,000,000	300	17,968	—	18,268

Rescind issuance of common stock at $0.006 per share	—	—	(3,000,000)	(300)	(17,968)	—	(18,268)

Issuance of common stock for service on September 8, 2009 at $0.55 per share	—	—	200,000	20	109,980	—	110,000

Net (loss) and comprehensive (loss) for the year	—	—	—	—	—	(396,673)	(396,673)

Balance, December 31, 2009	—	$—	12,651,300	$1,265	$188,791	$(438,253)	$(248,197)

Issuance of common stock in August 16, 2010 at $0.01 per share	—	—	10,000,000	1,000	99,000	—	100,000
Issuance of common stock for debt settlement in August 16, 2010 at $0.01 per share	—	—	21,224,600	2,122	210,124	—	212,246

Cancellation of common stock	—	—	(200,000)	(20)	20	—	—

Net (loss) and comprehensive (loss) for the year	—	—	—	—	—	(64,209)	(64,209)

Balance, December 31, 2010	—	$—	43,675,900	$4,367	$497,935	$(502,462)	$(160)

Debt forgiven by related parties	—	—	—	—	18,395	—	18,395
Net (loss) and comprehensive (loss) for the year	—	—	—	—	—	(18,502)	(18,502)

Balance, December 31, 2011	—	$—	43,675,900	$4,367	$516,330	$(520,964)	$(267)

The accompanying notes are an integral part of these financial statements.

Novagen Solar Inc.

(A development stage company)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Cumulative from
	June 22, 2005
	(inception) to	Year ended	Year ended
	December 31, 2010	December 31, 2011	December 31, 2010

EXPENSES

Bank charges (recovery)	$390	$(21)	$150
Consulting fees	27,212	7,833	15,667
Director fees	110,000	—	—
Interest expenses	1,811	—	—
Marketing expenses	184,591	—	—
Office expenses	15,801	—	5,199
Professional fees	93,582	9,897	39,828
Resource property acquisition and exploration costs	7,568	—	—
Transfer expenses	3,894	855	455
Travel expenses	17,211	—	628
Write-off Exploration program security deposit	7,610	—	—
Project investigation	50,000	—	—

Operating Loss	519,670	18,564	61,927

Other income and expenses
Foreign exchange gain (loss)	(1,294)	62	(2,282)

Net loss and comprehensive loss for the period	$(520,964)	$(18,502)	$(64,209)

Basic and diluted loss per share		$(0.00)	$(0.03)

Weighted average number of common shares outstanding
- Basic and diluted		43,675,900	24,220,533

The accompanying notes are an integral part of these financial statements

Novagen Solar Inc.

(A development stage company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative from
	June 22, 2005
	(inception) to	Year ended	Year ended
	December 31, 2011	December 31, 2011	December 31, 2010

Cash flows from (used in) operating activities
Net income (loss) for the period	$(520,964)	$(18,502)	$(64,209)

Adjustment for items not involving cash:
- Project investigation	50,000	—	—
- Consulting fees	110,000	—	—
- Debt forgiven by related parties	18,395	18,395	—

Changes in operating assets and liabilities
- (increase) decrease in prepaid expenses	7,833	7,833	(7,833)
- accounts payable and accrued liabilities	146,121	(3,701)	1,806

Net cash from (used in) operating activities	(188,614)	4,025	(70,236)

Cash flows from financing activities
Convertible debenture – related party	(50,000)	—	(50,000)
Due to a related party	58,558	(4,025)	19,932
Proceeds from issuance of common stock	180,056	—	100,000

Net cash from (used in) financing activities	188,614	(4,025)	69,932

Increase (decrease) in cash and cash equivalents	—	—	(304)

Cash and cash equivalents, beginning of period	—	—	304

Cash and cash equivalents, end of period	$—	$—	$—

Supplemental disclosure with respect to cash flows:

Interest paid in cash	$—	$—	$—

Income tax paid in cash	$—	$—	$—

Non-cash flows information:

Issuance of common shares for settlement of debt	$230,641	$18,395	$212,246

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

On December 20, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company.

Following the change in control of the Company, the board of directors has determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred accumulated losses of $520,964 since inception and has not generated any revenue. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at December 31, 2011 and 2010, there were no cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Accounting Standards Codification (“ASC”) 825, "Disclosures about Fair Value of Financial Instruments," include accounts payable and accrued liabilities. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

The Company did not grant any stock options during the years ended December 31, 2011 and 2010.

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended December 31, 2011 and 2010.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2011 and 2010, the basic loss per share was equal to diluted loss per share as there was no dilutive instrument.

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

ASC 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Equity Method Investment Accounting Considerations

On April 1, 2009, the Company adopted ASC 323-10, “Equity Method Investment Accounting Considerations” that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The adoption of ASC 323-10 did not have a material impact on our financial condition or results of operations.

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

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – PREPAID EXPENSES

On August 24, 2010, the Company entered into a consulting agreement with a shareholder of the Company for corporate development services and fund raising for a period of six months commencing on September 1, 2010. The Company agreed to pay $23,500 for the service in advance. As at December 31, 2010, the Company made the payment of $23,500 of which $15,667 was expensed in consulting fees in fiscal 2010 and the remaining $7,833 was expensed in fiscal 2011.

NOTE 4 – CONVERTIBLE NOTE – RELATED PARTY

The Company issued a non-interest bearing note in an amount equal to $50,000 that is convertible at the rate of the average volume weighted closing price of the common shares on the NASD over-the-counter bulletin board for a period of 10 business days prior to the surrender date and the conversion is deemed to have been effected on the 61st day following the surrender date. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined that the convertible notes contained no embedded beneficial conversion feature as the convertible notes were issued with a conversion price the same as the fair market value of the Company’s common shares at the time of issuance, being $0.53 per share. The carrying value of the convertible notes was equal to the fair value as they were non-interest bearing and due on demand. The note was paid in full by the Company on August 10, 2010.

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

NOTE 6 – SEGMENTED INFORMATION

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting", the Company has concluded it has one reportable segment and the Company currently conducts all of its operations in Australia.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As at December 31, 2011, the Company owed $Nil (2010 - $4,025) to any director or officer of the Company.

On December 7, 2011, a former director of the Company released the Company from all debt owing to him for disbursements incurred on behalf of the Company. As a result of the release, $13,395 was forgiven and recorded in additional paid in capital.

Also during the year ended December 31, 2011, a company related to an officer of the Company forgave $5,000 used to pay for outstanding bills and the amount was recorded in additional paid in capital.

See Note 4.

NOTE 8 – INCOME TAXES

At December 31, 2011, the Company had deferred tax assets of approximately $182,300 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2011. The significant components of the deferred tax asset at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforwards at tax rate of 35%	$ 182,300	$ 175,900
Valuation allowance	(182,300)	(175,900)
Net deferred tax asset	$ -	$ -

At December 31, 2011, the Company had net operating loss carryforwards of approximately $521,000, which expire in the year 2026 through to 2032.

NOTE 9 – SUBSEQUENT EVENTS, COMMITMENT AND CONTINGENCY

On January 3, 2012, the Company formed Novagen Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. All of the Company’s operations are currently conducted through Novagen Pty Ltd.

On January 17, 2012, the Company formed Novagen Production Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary.

On March 2, 2012, the Company formed Novagen Finance Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2012, subject to available resources.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures. We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial records.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until the stockholders duly elect their successor. Officers and other employees serve at the will of the Board.

Name	Position	Age	Term Period Served as Director/Officer

Micheal P. Nugent	CEO, President and a director	48	2011 to present

Michael Norton-Smith	CFO, Secretary and a director	65	2011 to present

Micheal Nugent

Micheal P. Nugent has served as the President, Chief Executive Officer and as a director of the Company since December 2011. Mr. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

CEO	2011	Present	Loadstone Motor Corporation Pty Ltd.	engine development and manufacture
director, CEO	2009	Present	Roadships Holdings, Inc.	transport logistics
director, CEO	2008	Present	Nugent Aerospace, Inc.	non-operating
director, CEO	2008	Present	Fire From Ice, Inc.	non-operating
CEO	2006	Present	Adbax Truckside Management Pty Ltd.	transport industry service provider
CEO	2003	Present	Cycclone Magnetic Engines, Inc.	engine development
director	2001	Present	Roadships Australia Pty Ltd.	transportation logistics
director	2001	Present	Bronzelink Pty Ltd.	holding company

Michael Norton-Smith

Michael Norton-Smith has served as a director of the Company as well as its Treasurer and Secretary since December 2011. As Treasurer of the Company, Mr. Norton-Smith acts as the Company’s Chief Financial Officer and Principal Accounting Officer. Mr. Norton-Smith, is a certified public accountant in Australia with 35 years of financial and corporate experience. His engagement is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Norton-Smith has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

Director, Secretary	2009	Present	ACN 108 217 947 Pty Ltd	accounting & taxation services
Chief Financial Officer	2011	Present	Loadstone Motor Corporation Pty Ltd	engine development and manufacture
Director, Secretary	2003	Present	Patanga Investments Pty Ltd	consulting services
Director, Secretary, CFO	2010	Present	Remote Contractors Pty Ltd	earthmoving contractor
Director	2006	Present	Classic Livestock Management Services Pty Ltd	livestock assessment
Director	2010	Present	Coldgold Ltd	abalone farming
Director	2007	Present	MNSRA Pty Ltd	plantation investment
Director, Secretary	2010	Present	Platinum River Developments Pty Ltd	property development
Director, Secretary	2010	Present	Queensland Venture Capital Pty Ltd	non-operating
Director, Secretary	2010	Present	Southdav Australia Pty Ltd	non-operating
Director, Secretary	2010	Present	Southdav Pacific Pty Ltd	non-operating
Director/Secretary	2010	Present	JJM Property Investments Pty Ltd	non-operating
Director/Secretary	2009	Present	Carbonleaf Limited	non-operating

Family Relationships:

There is no family relationship among any of our officers and directors.

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last ten years none of our directors or officers have:

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2011 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Micheal Nugent, at the address appearing on the first page of this registration statement.

Audit Committee Financial Expert

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that Michael Norton-Smith qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. All of our board members are also executive officers of the Company and therefore our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of March 30, 2012, information concerning ownership of the Company’s securities by (i) each Director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class
Micheal Peter Nugent (1)	Common Stock	29,297,600	67%
Michael Norton Smith	Common Stock	Nil	Nil
All directors and executive officers, as a group	Common Stock	29,297,600	67%
Twenty Second Trust (1)	Common Stock	29,297,600	67%

(1)	By operation of Rule 16a-8 of the Exchange Act of 1934, as amended, the holding of 29,297,600 shares of the Company’s common stock by Twenty Second Trust is attributable to Micheal Peter Nugent as the sole trustee of Twenty Second Trust.

The mailing address for all directors, executives officers and beneficial owners of more than 5% of our common stock is 284 West Millbrook Road, Raleigh, North Carolina 27609.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 31, 2009, we issued a non-interest bearing convertible debenture to Novagen Solar (Canada) Ltd. in an amount equal to $50,000. On August 10, 2010, we repaid the debenture in full. Thomas Mills, our former sole officer and director, was a controlling shareholder of Novagen Solar (Canada) Ltd. until July 1, 2010, when he divested himself of all beneficial ownership of it.

As at August 1, 2010, the Company owed $58,558 to Thomas Mills for disbursements he incurred on behalf of the Company. On August 4, 2010, we agreed to issue 5,855,800 shares of our common stock to Ophion Management Ltd., a company controlled by Mr. Mills, at a price of $0.01 per share, in full and final settlement of the amount owing to Mr. Mills. The shares were issued on August 16, 2010.

On August 4, 2010, we accepted a subscription for 2,300,000 shares of our common stock from Gisela Mills at $0.01 per share, for gross proceeds of $23,000. The shares were issued on August 16, 2010. Gisela Mills is the mother of Thomas Mills, our sole officer and director.

On December 7, 2011, a former director of the Company released the Company from all debt owing to him for disbursements incurred on behalf of the Company. As a result of the release, $13,395 was forgiven and recorded in additional paid in capital.

Also during the year ended December 31, 2011, a company related to an officer of the Company forgave $5,000 used to pay for outstanding bills and the amount was recorded in additional paid in capital.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Chang Lee LLP, our former certifying accountant, for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 were C$6,272.

The aggregate fees billed by MNP LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 will be approximately C$6,000.

Audit Related Fees

For the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed for assurance and related services by Chang Lee LLP, our former certifying accountant, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were C$1,232 and C$7,890, respectively.

For the fiscal year ended December 31, 2011, the aggregate fees billed for assurance and related services by MNP LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were C$2,184.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

For the fiscal year ended December 31, 2011, the aggregate fees billed for tax compliance, by MNP LLP were nil.

All Other Fees

For the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

For the fiscal year ended December 31, 2011 the aggregate fees billed by MNP LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before MNP LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

·approved by our audit committee; or

·entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 13. EXHIBITS

Exhibit	Title

3.1	Articles of Incorporation, Novagen Solar Inc., incorporated by reference from the amended Form 10-K filed May 17, 2010 (1)
3.2	Amended and Restated Bylaws, Novagen Solar Inc., incorporated by reference from the amended Form 10-K filed May 17, 2010 (1)
4.1	Form of Stock certificate, Novagen Solar Inc. (2)
14.1	Code of Ethics for Senior Financial Officers, Novagen Solar Inc. (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an exhibit to the Registration Statement on Form S-1 filed August 27, 2010.

(2) Previously included as an exhibit to the Annual Report on Form 10-K filed March 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN SOLAR INC.
Date: March 30, 2012	By: /s/ Micheal P. Nugent Micheal P. Nugent Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

Date: March 30, 2012	By: /s/ Michael Norton-Smith Michael Norton-Smith Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Micheal P. Nugent Micheal P. Nugent	Chief Executive Officer, President and a director	March 30, 2011

/s/ Michael Norton-Smith Michael Norton-Smith	Chief Financial Officer, Principal Accounting Officer and a director	March 30, 2011