Form 10-Q
period 2012-03-31
NOVAGEN SOLAR INC.
filed 2012-05-16
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes ☐ No ☒

As of May 14, 2012 the registrant had 43,675,900 shares of its Common Stock outstanding.

Part I -- Financial Information

Novagen Solar Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	March 31,	December 31
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$472	$—
GST refund receivable	4,698	—
Total Current Assets	5,170	—

PROPERTY AND EQUIPMENT, net	20,142	—

TOTAL ASSETS	$25,312	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,569	$267
Payroll withholding payable	8,976	—
Notes payable	135,151	—
TOTAL CURRENT LIABILITIES	149,696	267

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding, respectively	—	—

Common stock, $0.0001 par value, 100,000,000 shares authorized; 43,675,900 shares issued and outstanding, respectively	4,367	4,367

Additional paid-in capital	516,330	516,330
Accumulated other comprehensive income	1,776	—
Accumulated deficit prior to current development stage	(520,964)	(520,964)
Accumulated deficit during development stage	(125,893)	—
TOTAL STOCKHOLDERS' EQUITY	(124,384)	(267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,312	$—

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in US Dollars)

(Unaudited)

			Cumulative from
			January 1, 2012
	Three months	Three months	(beginning of
	Ended	Ended	development stage)
	March 31,	March 31,	to March 31,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
Administration expenses	18,274	8,042	18,274
Depreciation	362	—	362
Professional fees	15,669	6,467	15,669
Rent	11,082	—	11,082
Travel	10,090	—	10,090
Compensation related expenses	62,597	—	62,597
Research & development	7,819	—	7,819
Total Expenses	125,893	14,509	125,893

NET LOSS	(125,893)	(14,509)	(125,893)

OTHER COMPREHENSIVE INCOME
Currency translation	1,776	—	1,776

NET COMPREHENSIVE LOSS	$(124,117)	$(14,509)	$(124,177)

BASIC AND DILUTED NET LOSS PER SHARE	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,675,900	43,675,900

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Develoment Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

			Cumulative from
			January 1, 2012
			(beginning of
	Three months ended	Three months ended	development stage)
	March 31	March 31,	to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(125,893)	$(14,509)	$(125,893)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	362	—	362
Changes in assets and liabilities:
Prepaid expense	—	7,833	—
GST refund receivable	(4,698)	—	(4,698)
Accounts payable and accrued liabilities	5,302	6,676	5,302
Payroll withholding payable	8,976	—	8,976
Net cash used by operating activities	(115,951)	—	(115,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(20,499)	—	(20,499)
Net cash used by investing activities	(20,499)	—	(20,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	135,151	—	135,151
Net cash provided by financing activities	135,151	—	135,151

NET INCREASE (DECREASE) IN CASH	(1,299)	—	(1,299)
Foreign currency translation gain	1,771	—	1,771

CASH, BEGINNING OF PERIOD	—	—	—

CASH, END OF PERIOD	$472	$—	$472

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On December 7, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company. Following the change in control of the Company, the board of directors has determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

On January 3, 2012, the Company formed Novagen Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. All of the Company’s operations are currently conducted through Novagen Pty Ltd. On January 17, 2012, the Company formed Novagen Production Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary. On March 2, 2012, the Company formed Novagen Finance Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary. The Company is currently investigating the acquisition of technologies to be acquired by the respective subsidiaries.

As part of the change in control and the incorporation of the new Australian subsidiaries, the Company has effectively entered into a new development stage for accounting purposes effective with the beginning of this quarter on January 1, 2012.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and reported in US Dollars.

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

NOVAGEN SOLAR INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at March 31, 2012 and December 31, 2011, there were no cash equivalents.

Property and Equipment

The Company has property and equipment being depreciated over the period between two to thirty-five years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives as follows:

Computer equipment	2 years straight line
Property improvements	10 to 35 years straight line
Equipment	7 years straight line

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in uninsured accounts.

Consolidation Policy

In January and March 2012, the Company incorporated three wholly owned subsidiaries, and as such, the consolidated financial statements include the accounts of Novagen Solar Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Foreign Currency Translations

The Company is located and operating outside of the United States of America. It maintains its accounting records in Australian Dollars. For reporting purposes the Company reports its financial information in US Dollars.

Transactions in a currency other than the functional currency (“foreign currency”) are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.

Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of stockholders’ equity.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Accounting Standards Codification (“ASC”) 825, "Disclosures about Fair Value of Financial Instruments," include accounts payable and accrued liabilities and notes payable. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

NOVAGEN SOLAR INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2011, the Company has incurred accumulated losses of $520,964 since inception and has not generated any revenue. In the first quarter the Company had additional losses of $125,893 as it began development of its new enterprises. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's businesses.

Stock-Based Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the year ended December 31, 2011 and the quarter ended March 31, 2012.

Comprehensive Income

The Company adopted ASC 220, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity and its Statements of Operations and Comprehensive Income. The Company’s comprehensive income consists of net earnings for the period and currency translation adjustments.

Income Taxes

The Company has adopted ASC 740, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

NOVAGEN SOLAR INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2012 and 2011, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

Business Combinations

ASC 805 applies the acquisition method of accounting for business combinations established in ASC 805 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the standard did not have a material impact on the Company.

Development Stage Enterprise

With the control change in December 2011, the Company entered into a new development stage prior to establishing profitable operations. During the development stage all equity transactions, operations and cash flows will be reported on the cumulative basis until sales are recognized in the normal course of the Company’s planned business. Losses accumulated in prior exploration stage and development stage activities are accumulated separately and reported on the balance sheet as a separate component of stockholders’ equity.

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

Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, payroll withholding payable, and notes payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NOVAGEN SOLAR INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The Company has property and equipment being depreciated over period between two to thirty-five years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives.

		Accumulated	Net book
	Cost $	amortization $	value $

March 31, 2012
Computer equipment	2,723	118	2,605
Property improvements	3,591	44	3,547
Equipment	14,190	200	13,990
	20,504	362	20,142
December 31, 2011
Computer equipment	-	-	-
Property improvements	-	-	-
Equipment	-	-	-
	-	-	-

NOTE 4: NOTES PAYABLE

The Company entered into four notes payable at the end of March 2012 for a total $129,889 in Australian Dollars. These notes are demand notes with no guarantee, no stated maturity date bearing 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities. No interest was accrued as of March 31, 2012 and the reported balance owing in US Dollars was $135,151. These loans were from officers of the Company and its affiliates.

NOTE 5: PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued. The Company has 100,000,000 shares of common stock authorized, of which 43,675,900 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On August 16, 2010, the Company issued 21,224,600 shares of common stock to three of its creditors at a price of $0.01 per share, in full and final settlement of a debt of $212,246 owed to the creditors. One of the creditors was the prior sole director of the Company, and he received 5,855,800 shares of common stock in full and final settlement of $58,558 owed to him by the Company for expenses incurred on the Company’s behalf.

On August 16, 2010 the Company issued 10,000,000 shares of common stock at a price of $0.01 per share to five purchasers for total cash proceeds of $100,000.

NOVAGEN SOLAR INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

NOTE 6: SEGMENTED INFORMATION

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting", the Company has concluded it has one reportable segment and the Company currently conducts all of its operations in Australia.

NOTE 7: RELATED PARTY TRANSACTIONS

On August 16, 2010, the Company issued 5,855,800 shares of common stock to its prior sole director at a price of $0.01 per share, in full and final settlement of a debt of $58,558 owed to him by the Company for expenses incurred on the Company’s behalf.

In connection with the issuance of 10,000,000 common shares at a price of $0.01 to five purchasers, 2,300,000 shares of common stock were issued to the mother of our prior sole director for total proceeds of $23,000.

On August 16, 2010 the Company issued 15,368,800 shares of common stock at a price of $0.01 per share to a creditor in full and final settlement of a debt of $153,688. Upon the issuance, the creditor owned 36% interest of the Company.

On December 7, 2011, a former director of the Company released the Company from all debt owing to him for disbursements incurred on behalf of the Company. As a result of the release, $13,395 was forgiven and recorded in additional paid in capital. Also during the year ended December 31, 2011, a company related to an officer of the Company forgave $5,000 used to pay for outstanding bills and the amount was recorded in additional paid in capital. At March 31, 2011, the Company owed nothing to any director or officer of the Company.

Also see note 4.

NOTE 8: SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

The Company has commitments from various venders for the contribution of inventory, vehicles, equipment and office equipment which are being negotiated in exchange for shares controlled by current directors and management of the Company. This negotiation is expected to be completed in the second quarter of 2012.

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

On December 7, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company. Following the change in control of the Company, the board of directors determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

On January 3, 2012, the Company formed Novagen Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. All of the Company’s operations are currently conducted through Novagen Pty Ltd. On January 17, 2012, the Company formed Novagen Production Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary. On March 2, 2012, the Company formed Novagen Finance Pty Ltd. under the laws of Australia, as a wholly owned non-operating subsidiary. The Company is currently investigating the acquisition of technologies to be acquired by the respective subsidiaries.

As part of the change in control and the incorporation of the new Australian subsidiaries, the Company has effectively entered into a new development stage for accounting purposes effective with the beginning of this quarter on January 1, 2012.

Our business is in the early stages of development. We presently have no solar power installations in operation and no products, materials or technological processes ready for commercialization. We have not earned revenue since inception.

Our currently available capital and cash flow has been generated from through share subscriptions and loans from management and non-affiliated third parties and it is management’s intention that this will continue.

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

Results of Operations

We recorded a net loss of $125,893 for the three months ended March 31, 2012, compared with a net loss of $14,509 for the three months ended March 31, 2011. Operating expenses consisted of compensation related expenses, administration expenses, professional fees, and other general corporate expenses.

Compensation related expenses amounted to $62,597 for the three months ended March 31, 2012 compared with $nil for the three months ended March 31, 2011. The increase was due to the Company hired 7 employees during the period.

Administration expenses amounted to $18,274 for the three months ended March 31, 2012 compared with $8,042 for the three months ended March 31, 2011.

Professional fees were $15,669 for the three months ended March 31, 2012, compared with $6,467 for the three months ended March 31, 2011. Professional fees incurred consist of legal and accounting fees associated with a registration statement filed with the SEC, preparation of our audited financial statements and our periodic reporting obligations.

Liquidity and Capital Resources

As at March 31, 2012, we had total assets of $25,312 comprised of $20,142 in property and equipment, a value-added tax refund receivable of $4,698 and $472 in cash. This reflects an increase of the value of our total assets from $nil as at December 31, 2011.

As of March 31, 2012, our total liabilities increased to $149,696 from $267 as of December 31, 2011. The increase was primarily due to $135,151 in notes payable, $8,976 in payable withholding from salaries and wages and $5,569 in trade debt.

The Company entered into four notes payable at the end of March 2012 for a total $129,889 in Australian Dollars. These notes are demand notes with no guarantee, no stated maturity date bearing 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities. No interest was accrued as of March 31, 2012 and the reported balance owing in US Dollars was $135,151. These loans were from officers of the Company and its affiliates.

The Company has commitments from various venders for the contribution of inventory, vehicles, equipment and office equipment which are being negotiated in exchange for shares controlled by current directors and management of the Company. This negotiation is expected to be completed in the second quarter of 2012, but there can be no assurance that we will be successful in acquiring such assets on terms acceptable to us, or at all.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any securities during the three month period ended March 31, 2012.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN SOLAR INC.

Date: May 14, 2012	By: /s/ Micheal P. Nugent Micheal P. Nugent Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

Date: May 14, 2012	By: /s/ Michael Norton-Smith Michael Norton-Smith Chief Financial Officer and Principal Accounting Officer