Form 10-Q
period 2012-06-30
NOVAGEN SOLAR INC.
filed 2012-08-21
CIK 1425173

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

Yes ☐ No ☒

As of August 20, 2012 the registrant had 45,575,900 shares of its Common Stock outstanding.

Part I -- Financial Information

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	1,188	—
Rental Bond	12,881	—
GST refund receivable	13,983	—
Inventories	140,761	—
TOTAL CURRENT ASSETS	$168,813	$—

PROPERTY AND EQUIPMENT, net	$371,002	$—

TOTAL ASSETS	$539,815	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	60,090	267
Notes payable	279,294	—
TOTAL CURRENT LIABILITIES	$339,384	$267

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding, respectively	—	—

Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,075,900 shares issued and outstanding, respectively (December 31, 2011: 43,675,900)	4,408	4,367
Additional paid-in capital	592,290	516,330
Accumulated other comprehensive income	776	—
Accumulated deficit prior to current development stage	(520,964)	(520,964)
Accumulated deficit during development stage	123,921	—
TOTAL STOCKHOLDERS' EQUITY	$200,431	$(267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$539,815	$—

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in US Dollars)

(Unaudited)

					Cumulative from
	Three	Three	Six	Six	January 1, 2012
	months	months	months	months	(beginning of
	ended	ended	ended	ended	development stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2012	2011	2012	2011	2012

EXPENSES
Administration expenses	26,370	—	44,644	7,812	44,644
Depreciation	4,454	—	4,816	—	4,816
Professional fees	22,462	1,584	38,131	8,281	38,131
Rent	18,907	—	29,989	—	29,989
Travel	3,579	—	13,669	—	13,669
Compensation related expenses	69,781	—	132,378	—	132,378
Research & development	3,309	—	11,128	—	11,128
TOTAL EXPENSES	$148,862	$1,584	$274,755	$16,093	$274,755

OTHER ITEMS
Gain on acquisition of subsidiary	398,676	—	398,676	—	398,676

NET PROFIT/(LOSS)	$249,814	$(1,584)	$123,921	$(16,093)	$123,921

OTHER COMPREHENSIVE INCOME
Currency translation	(1,000)	—	776	—	776

NET COMPREHENSIVE PROFIT/(LOSS)	$248,814	$(1,584)	$124,697	$(16,093)	$124,697

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,697,878	43,675,900	43,686,950	43,675,900

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

			Cumulative from
			January 1, 2012
	Six months	Six months	(beginning of
	ended	ended	development stage)
	June 30	June 30,	to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss) for the period	$123,921	$(16,093)	$123,921
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	4,816	—	4,816
Non cash gain on acquisition	(398,676)	—	(398,676)
Changes in assets and liabilities:
Prepaid expense	—	7,833	—
Receivables	(26,741)	—	(26,741)
Accounts payable and accrued liabilities	59,809	4,084	59,809
Net cash used by operating activities	$(236,871)	$(4,176)	$(236,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from acquisitions	168		168
Purchase of property & equipment	(44,797)	—	(44,797)
Net cash used by investing activities	$(44,629)	$—	$(44,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	281,084	—	281,084
Net cash provided by financing activities	$281,084	$—	$281,084

NET INCREASE (DECREASE) IN CASH	416	—	416
Foreign currency translation gain	772	—	772

CASH, BEGINNING OF PERIOD	—	—	—

CASH, END OF PERIOD	$1,188	$—	$1,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Novagen Solar Inc. (hereinafter, the “Novagen” and the “Company” collectively with its subsidiaries), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

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

On January 3, 2012, the Company formed Novagen Pty Ltd under the laws of Australia, as a wholly owned operating subsidiary. All of the Company’s operations are currently conducted through Novagen Pty Ltd. On January 17, 2012, the Company formed Novagen Productions Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. On March 2, 2012, the Company formed Novagen Finance Pty Ltd under the laws of Australia, as a wholly owned non-operating subsidiary. On June 25, 2012 the Company acquired Renegade Streetwear Pty Ltd, under the laws of Australia as a wholly owned operating subsidiary.

As part of the change in control and the incorporation of the new Australian subsidiaries, the Company has effectively entered into a new development stage for accounting purposes effective from January 1, 2012.

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

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at June 30, 2012 and December 31, 2011, there were no cash equivalents.

Property and Equipment

The Company has property and equipment being depreciated over the period between two to thirty-five years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives as follows:

Computer equipment	2 years straight line
Property improvements	10 to 35 years straight line
Plant & Equipment	7 years straight line
Motor Vehicles	7 years diminishing value
Office Furniture & Equipment	5 years straight line

Inventories

Inventories are measured at the lower of cost and net realizable value. The cost of manufactured products includes direct materials, direct labour and an appropriate portion of variable and fixed overheads. Overheads are applied on the basis of normal operating capacity. Costs are assigned on the basis of weighted average costs.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in uninsured accounts.

Consolidation Policy

In January, March and June 2012, the Company incorporated three subsidiaries and acquired one wholly-owned subsidiary, and as such, the consolidated financial statements include the accounts of Novagen Solar Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Foreign Currency Translations

Novagen maintains its accounting records in US Dollars. The Company’s subsidiaries are located and operating outside of the United States of America. They maintain their accounting records in Australian Dollars. For reporting purposes the Company reports its financial information in US Dollars.

Transactions in a currency other than the functional currency are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2011, the Company has incurred accumulated losses of $520,964 since inception and has not generated any revenue. In the first six months of fiscal 2012 the Company had profits of $123,921 due to a gain on the acquisition of a subsidiary. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's businesses.

Stock-Based Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the year ended December 31, 2011 or the six months ended June 30, 2012.

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

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30 2011, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

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

		Accumulated	Net book
	Cost $	amortization $	value $

June 30, 2012
Property Improvements	3,571	(115)	3,456
Plant & Equipment	78,547	(3,614)	74,933
Motor Vehicles Office Furniture & Equipment	270,705 28,831	(6,063) (860)	264,642 27,971
	381,654	(10,652)	371,002
December 31, 2011
Property Improvements Plant & Equipment	-	-	-
Motor Vehicles	-	-	-
Office Furniture & Equipment	-	-	-
	-	-	-

NOTE 4: NOTES PAYABLE

The Company entered into four notes payable at the end of March 2012 for a total $129,889 in Australian Dollars $135,151 US Dollars). The amounts borrowed increased by $139,908 Australian Dollars during the current quarter and at June 30, 2012 totaled $269,797 in Australian Dollars ($279,294 US Dollars). The notes are payable on demand with no guarantee or stated maturity date, and bear 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities. No interest was accrued as of June 30, 2012 and the reported balance owing in US Dollars was $279,294. These loans were from officers of the Company and its affiliates.

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

NOTE 5: PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued. The Company has 100,000,000 shares of common stock authorized, of which 43,675,900 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On June 25, 2012, the Company issued 400,000 shares of common stock to acquire all the issued and outstanding shares of Renegade Streetwear Pty Ltd., an Australian company, from unaffiliated persons not resident in the United States.

NOTE 6: RELATED PARTY TRANSACTIONS

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

Also see Note 4.

NOTE 7: BUSINESS COMBINATIONS

On June 25, 2012, the Company acquired 100% of the issued and outstanding shares of Renegade Streetwear Pty Ltd., an Australian company, for consideration of 400,000 shares of common stock in Novagen Solar Inc. Through obtaining 100% of the issued and outstanding shares of Renegade Streetwear Pty Ltd., Novagen Solar Inc. has obtained control of the company. The preliminary estimation of fair value of the assets and liabilities obtained as a result of the transaction are as follows:

From the acquisition date through to June 30, 2012, Renegade Streetwear Pty Ltd. has not earned any revenue or incurred any expenses.

Fair Value
$
Purchase consideration
Equity issued (400,000 shares of common stock)	76,000

Fair value of assets and liabilities obtained
Cash and cash equivalents	168
Receivables	293
Inventories	140,842
Property, plant and equipment	333,772
Payables	(399)
Identifiable assets and liabilities acquired	474,676

Gain recognized on bargain purchase	398,676

From the acquisition date through to June 30, 2012, Renegade Streetwear Pty Ltd. has not earned any revenue or incurred any expenses.

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

NOTE 8: SEGMENT INFORMATION

Identification of reportable segments

The Company has identified its operating segments based on the internal reports that are reviewed and used by the chief operating decision makers in assessing performance and determining the allocation of resources.

Reportable segments disclosed are based on aggregating operating segments where the segments are considered to have similar economic characteristics and are also similar with respect to the following:

•	the products sold and/or services provided by the segment;
•	the manufacturing process;
•	the type or class of customer for the products or services;
•	the distribution method; and
•	any external regulatory requirements.

Types of products and services by segment

(i)	Development of environmentally sustainable energy solutions

The key segment of the Company is the development of environmentally sustainable energy solutions utilizing innovative and eco-friendly products and technologies.

(ii) Manufacture and distribution

The Company’s subsidiary, Renegade Streetware Pty Ltd., is in the business of design, manufacture and distribution of V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand.

All segment activities occur in Australia.

Basis of accounting for purposes of reporting by operating segments

(a) Accounting policies adopted

All amounts reported to the Board of Directors, being the chief operating decision makers with respect to operating segments, are determined in accordance with accounting policies that are consistent to those adopted in the annual financial statements of the Group.

(b) Intersegment transactions

There are no intersegment transactions

(c) Segment assets

Where an asset is used across multiple segments, the asset is allocated to the segment that receives the majority of the economic value from the asset. In most instances, segment assets are clearly identifiable on the basis of their nature and physical location.

(d) Segment liabilities

Liabilities are allocated to segments where there is a direct nexus between the incurrence of the liability and the operations of the segment. Borrowings and tax liabilities are generally considered to relate to the Group as a whole and are not allocated. Segment liabilities include trade and other payables and certain direct borrowings.

NOVAGEN SOLAR INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (EXPRESSED IN US DOLLARS) (UNAUDITED)

(e) Segment information

(i) Segment revenue and expenses

The manufacturing and distribution segment was acquired on June 25, 2012. As a result this segment is yet to earn any revenue or incur any expenditure. All revenues and expenditure recorded by the group are related to the development of environmentally sustainable energy solutions. All revenue earned in the period and year to date is from external customers.

(ii) Segment assets

	Energy Solutions	Manufacture & Distribution	Total
	June 30, 2012	June 30, 2012	June 30, 2012

Segment Net Assets	(271,663)	472,093	200,431
Other unallocated amounts	—	—	—
Consolidated total	$(271,663)	$472,093	$200,431

NOTE 9: SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

On July 5, 2012, the Company entered into an agreement to acquire all the issued and outstanding shares of Y Engine Developments Pty Ltd, an Australian company (“YED”), from Micheal Nugent, President and Chief Executive Officer of the Company. The Company will issue one share of its common stock to Mr. Nugent in exchange for one Ordinary share of YED. The acquisition of YED is to complete on September 14, 2012.

On July 24, 2012, the Company entered into an agreement to acquire 28 acres of farmland in Beerwah, Queensland, Australia (the “Property”), from an unrelated third party. The acquisition of the Property is to close on October 3, 2012. On closing, the Company will pay $75,000 cash to the seller of the Property and issue to the seller 1,800,000 shares of its common stock plus 1,800,000 warrants exercisable at $0.10 per share that expire on July 25, 2017.

On July 26, 2012, the Company issued 1,500,000 shares of common stock to Wakabayashi Fund LLC for investment banking and public relations services to be rendered over a six month period.

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

Overview

Novagen Solar Inc. (hereinafter, “Novagen” and the “Company” collectively with its subsidiaries), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

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

On January 3, 2012, the Company formed Novagen Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. Novagen Pty Ltd is engaged in the manufacture and distribution of products for commercialization in the area of solar energy and other clean technologies including low carbon emission engines. Novagen Pty Ltd operates from leased premises situated at Helensvale, Queensland for use as a workshop and employs seven full time employees, including qualified mechanics, machinists, a draughtsman and administrative support.

On January 17, 2012, the Company formed Novagen Productions Pty Ltd under the laws of Australia, as a wholly owned non-operating subsidiary.

On March 2, 2012, the Company formed Novagen Finance Pty Ltd under the laws of Australia as a wholly owned subsidiary. Novagen Finance Pty Ltd operates as an internal finance company for Novagen Solar Inc. and its subsidiaries.

On June 25, 2012, the Company completed the acquisition of all of the outstanding capital stock of Renegade Streetwear Pty Ltd, an Australian corporation ("Renegade"), for an aggregate of 400,000 shares of the Company’s common stock. Renegade is in the business of design, manufacture and distribution of V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Management believes that the acquisition of Renegade will enable the Company to accelerate the development of its products and services.

On July 5, 2012, Novagen entered into an agreement to acquire Y Engine Developments Pty Ltd (hereunder “Y Engine Developments”) under the laws of Australia as a wholly-owned operating subsidiary. Y Engine Developments owns all rights to an opposing piston divaricate cylinder twin crank journal reciprocating piston engine developed by Micheal Nugent, the sole officer and director of Y Engine Developments, who has been a director and officer of Novagen since December 7, 2011. Novagen will issue one share of its common stock to Mr. Nugent in exchange for 1 ordinary share of Y Engine Developments. The acquisition of Y Engine Developments is to complete on September 14, 2012. Y Engine Developments will continue to research producing engines to utilize advances in bio fuel initiatives and development.

On July 24, 2012, Novagen entered into an agreement to acquire 28 acres of farmland in Beerwah, Queensland, Australia, from an unrelated person. Management intends to utilize the property for development and testing of environmentally sustainable energy solutions.

As part of the change in control and the incorporation and acquisition of new Australian subsidiaries, the Company has effectively entered into a new development stage for accounting purposes which commenced on January 1, 2012.

Our currently available capital and cash flow has been generated through share subscriptions and loans from management and non-affiliated third parties and it is our management’s intention that this will continue together until the Company earns sufficient revenue to become self-sustaining.

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

Results of Operations

We recorded a net profit of $249,814 for the three months ended June 30, 2012 (net profit of $123,921 for the 6 months ended June 30, 2012), compared with a net loss of $1,584 for the three months ended June 30, 2011 (net loss of $16,093 for the 6 months ended June 30, 2011). The net profit is due to the gain on acquisition of the wholly owned subsidiary, Renegade Streetware Pty Ltd.

Total expenses amounted to $148,862 for the three months ended June 30, 2012 ($274,755 for the 6 months ended June 30, 2012) compared with $1,584 for the three months ended June 30, 2011 ($16,093 for the 6 months ended June 30, 2011).

Expenses for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 included:

• Administration expenses	$26,370	($NIL)
• Depreciation	$4,454	($NIL)
• Professional fees	$22,462	($1,584)
• Rent	$18,907	($NIL)
• Travel	$3,579	($NIL)
• Compensation related expenses	$69,781	($NIL)
• Research & development	$3,309	($NIL)

Expenses for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 included:

• Administration expenses	$44,644	($7,812)
• Depreciation	$4,816	($NIL)
• Professional fees	$38,131	($8,281)
• Rent	$29,989	($NIL)
• Travel	$13,669	($NIL)
• Compensation related expenses	$132,378	($NIL)
• Research & development	$11,128	($NIL)

Liquidity and Capital Reserves

As at June 30, 2012 the Company had total assets of $539,815 including:

• Inventory - engines	$114,700
• Inventory – bike parts	$26,061
• Plant & Equipment at cost	$74,933
• Motor Vehicles	$264,642
• Office Furniture & Equipment	$27,971
• Property Improvements	$3,456

The above reflects an increase in the value of our total assets from $nil as at December 31, 2011.

As at June 30, 2012, the Company’s total liabilities amounted to $339,385 which reflects an increase of the value of total liabilities from $267 as at December 31, 2011. The increase was primarily due to $279,294 in notes payable.

The Company entered into four notes payable at the end of March 2012, with subsequent increases to the amounts borrowed in the June 2012 quarter. As at June 30, 2012 the notes total $269,797 Australian Dollars ($279,294 US Dollars). These notes are demand notes with no guarantee, no stated maturity date bearing 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities. No interest was accrued as of June 30, 2012 and the reported balance owing in US Dollars was $279,294. These loans were from officers of the Company and its affiliates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2012, the Company issued 400,000 shares of its common stock to acquire all the issued and outstanding shares of Renegade Streetwear Pty Ltd., an Australian company, from unaffiliated persons not resident in the United States. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933.

On August 16, 2010, the Company issued 21,224,600 shares of common stock to three of its creditors at a price of $0.01 per share, in full and final settlement of a debt of $212,246 owed to the creditors. One of the creditors was the prior sole director of the Company, and he received 5,855,800 shares of common stock in full and final settlement of $58,558 owed to him by the Company for expenses incurred on the Company’s behalf. The issuance of our common stock was exempt from registration under sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation S and Regulation D, promulgated thereunder.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN SOLAR INC.

Date: August 20, 2012	By: /s/ Micheal Nugent Micheal P. Nugent Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

Date: August 20, 2012	By: /s/ Michael Norton-Smith Michael Norton-Smith Chief Financial Officer and Principal Accounting Officer