Form 10-Q
period 2012-09-30
NOVAGEN SOLAR INC.
filed 2012-11-16
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file # 333-149617

NOVAGEN SOLAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

9120 Double Diamond Pkwy Ste 2227, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

As of November 14, 2012 the registrant had 48,075,001 shares of its Common Stock outstanding.

Part I -- Financial Information

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

			Predecessor
	Successor		Business

	September 30,	December 31,	December 31,
	2012	2011	2011
ASSETS

CURRENT ASSETS
Cash	108,332	–	2,729
Other receivables	39,793	–	–
Inventories	149,303	–	3,208
TOTAL CURRENT ASSETS	$297,428	$–	$5,937

PROPERTY AND EQUIPMENT, net	$360,866	$–	$3,191

TOTAL ASSETS	$658,294	$–	$9,128

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	98,188	267	6,926
Notes payable	466,197	–	10,973
TOTAL CURRENT LIABILITIES	$564,385	$267	$17,899

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding, respectively	–	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,375,901 shares issued and outstanding, respectively (December 31, 2011: 43,675,900)	4,738	4,367	108
Additional paid-in capital	698,759	516,330	–
Accumulated other comprehensive income	519	–	144
Accumulated deficit prior to current development stage	(520,964)	(520,964)	–
Accumulated deficit during development stage	(89,143)	–	(9,023)
TOTAL STOCKHOLDERS' EQUITY	$93,909	$(267)	$(8,771)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$658,294	$–	$9,128

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in US Dollars)

(Unaudited)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	Cumulative from January 1, 2012 (beginning of development stage) to September 30,
	2012	2011	2012	2011	2012

REVENUE
Sales	3,355	–	3,355	–	3,355
Other	12	–	12	–	12
TOTAL REVENUE	$3,367	$–	$3,367	$–	$3,367

EXPENSES
Administration expenses	24,161	–	68,805	7,812	68,805
Depreciation	24,309	–	29,125	–	29,125
Professional fees	66,914	1,271	105,045	9,552	105,045
Rent	16,449	–	46,438	–	46,438
Travel	147	–	13,816	–	13,816
Compensation related expenses	74,243	–	206,621	–	206,621
Research & development	10,208	–	21,336	–	21,336
TOTAL EXPENSES	$216,431	$1,271	$491,186	$17,364	$491,186

OTHER ITEMS
Gain on acquisition of subsidiary	–	–	398,676	–	398,676

NET PROFIT/(LOSS)	$(213,064)	$(1,271)	$(89,143)	$(17,364)	$(89,143)

OTHER COMPREHENSIVE INCOME
Currency translation	(257)	63	519	63	519

NET COMPREHENSIVE PROFIT/(LOSS)	$(213,321)	$(1,208)	$(88,624)	$(17,301)	$(88,624)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,551,724	43,675,900	44,627,182	43,675,900

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	Nine months ended September 30	Nine months ended September 30,	Cumulative from January 1, 2012 (beginning of development stage) to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss) for the period	$(89,143)	$(17,301)	$(89,143)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	29,125	–	29,125
Non cash gain on acquisition	(398,676)	–	(398,676)
Changes in assets and liabilities:
Inventory	(8,461)		(8,461)
Prepaid expense	–	7,833	–
Receivables	(39,500)	–	(39,500)
Accounts payable and accrued liabilities	97,522	2,755	97,522
Net cash used by operating activities	$(409,133)	$(6,713)	$(409,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from acquisitions	168		168
Purchase of property & equipment	(56,219)	–	(56,219)
Net cash used by investing activities	$(56,051)	$–	$(56,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	–	6,713	–
Additional paid in capital	106,841	–	106,841
Proceeds from notes payable	466,197	–	466,197
Net cash provided by financing activities	$573,038	$6,713	$573,038

NET INCREASE (DECREASE) IN CASH	107,854	–	107,854
Foreign currency translation gain	478	–	478

CASH, BEGINNING OF PERIOD	–	–	–

CASH, END OF PERIOD	$108,332	$–	$108,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

PREDECESSOR BUSINESS

(Expressed in US Dollars)

(Unaudited)

	Predecessor Business

	Period	Three	Nine
	January 1,	months	months
	2012 to	ended	ended
	June 25,	September 30,	September 30,
	2012	2011	2011

REVENUE
Sales	2,376	–	389
Other	14	–	–
TOTAL REVENUE	$2,390	$–	$389

EXPENSES
Administration expenses	6,813	4,248	4,859
Depreciation	9,097	436	627
Professional fees	841	–	385
Rent	–	–	–
Travel	–	–	–
Compensation related expenses	–	–	–
Research & development	100,893	–	–
TOTAL EXPENSES	$117,644	$4,684	$5,871

NET PROFIT/(LOSS)	$(115,254)	$(4,684)	$(5,482)

OTHER COMPREHENSIVE INCOME
Currency translation	–	–	–

NET COMPREHENSIVE PROFIT/(LOSS)	$(115,254)	$(4,684)	$(5,482)

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

PREDECESSOR BUSINESS

(Expressed in US Dollars)

(Unaudited)

	Predecessor Business

	Period
	January 1,	Nine months
	2012 to	ended
	June 25,	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss) for the period	$(115,254)	$(5,482)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,097	627
Non cash gain on acquisition	–	–
Changes in assets and liabilities:
Inventory	(137,634)	–
Prepaid expenses	–
Receivables	(851)	(1,400)
Accounts payable and accrued liabilities	2,629	–
Net cash used by operating activities	$(242,013)	$(6,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from acquisitions	–	–
Purchase of property & equipment	(337,370)	(4,070)
Net cash used by investing activities	$(337,370)	$(4,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	–	–
Additional paid in capital	554,840	100
Proceeds from notes payable	1,168	10,593
Net cash provided by financing activities	$556,008	$10,693

NET INCREASE (DECREASE) IN CASH	(23,375)	368
Foreign currency translation gain	20,813	305

CASH, BEGINNING OF PERIOD	2,729	–

CASH, END OF PERIOD	$167	$673

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these financial statements.

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Novagen Solar Inc. (referred to herein collectively with its subsidiaries as “Novagen” and the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

On December 7, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company. Following the change in control, the board of directors determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

As part of the change in control and the incorporation of the new Australian subsidiaries, the Company entered into a new development stage for accounting purposes effective from January 1, 2012.

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

On June 25, 2012 the Company acquired Renegade Streetwear Pty Ltd. (“Renegade”), under the laws of Australia as a wholly owned operating subsidiary. Prior to the acquisition of Renegade Streetwear Pty Ltd the Company was a shell company.

Under Securities and Exchange Commission rules, when a registrant succeeds to substantially all of the business of another entity and the registrant’s own operations before the succession appear insignificant relative to the operations assumed or acquired, the registrant is required to present financial information for the acquired entity (the “Predecessor”) for all comparable periods being presented before the acquisition.

We are therefore providing additional information in our financial statements regarding the predecessor business for periods prior to June 25, 2012. Renegade Streetwear Pty Ltd is considered the predecessor company. The financial information in this report that relates to the predecessor company is labeled “Predecessor Business” in the financial statements.

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

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As at September 30, 2012 and December 31, 2011, there were no cash equivalents.

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

Consolidation Policy

In January, March, June and September 2012, the Company incorporated three subsidiaries and acquired two wholly-owned subsidiaries, and as such, the consolidated financial statements include the accounts of Novagen Solar Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2011, the Company has incurred accumulated losses of $520,964 since inception and has not generated any revenue. In the first nine months of fiscal 2012 the Company had incurred a loss of $89,143. The future of the Company is dependent upon its ability to develop profitable sales and distribution operations. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing, or will provide the necessary financial support, to fund the ongoing development of the Company's businesses.

Stock-Based Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the year ended December 31, 2011 or the nine months ended September 30, 2012.

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30 2011, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

Development Stage Enterprise

With the control change in December 2011, the Company entered into a new development stage prior to establishing profitable operations. During the development stage all equity transactions, operations and cash flows will be reported on a cumulative basis until sales are recognized in the normal course of the Company’s planned business. Losses accumulated in prior exploration stage and development stage activities are accumulated separately and reported on the balance sheet as a separate component of stockholders’ equity.

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

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

	Cost $	Accumulated amortization $	Net book value $

September 30, 2012
Property Improvements	3,707	(193)	3,514
Plant & Equipment	81,552	(7,969)	73,583
Motor Vehicles Office Furniture & Equipment	281,060 29,934	(24,977) (2,248)	256,083 27,686
	396,253	(35,387)	360,866
December 31, 2011
Property Improvements Plant & Equipment	–	–	–
Motor Vehicles	–	–	–
Office Furniture & Equipment	–	–	–
	–	–	–

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

NOTE 4: NOTES PAYABLE

The Company entered into four notes payable at the end of March 2012, with subsequent increases to the amounts borrowed in the September 2012 quarter. As at September 30, 2012 the notes total $433,752 Australian Dollars ($466,197 US Dollars). These notes are demand notes with no guarantee, no stated maturity date bearing 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities. No interest was accrued as of September 30, 2012 and the reported balance owing in US Dollars was $466,197. These loans were from officers and affiliates of the Company.

NOTE 5: PREFERRED AND COMMON STOCK

The Company has 50,000,000 shares of preferred stock authorized and none issued. The Company has 100,000,000 shares of common stock authorized, of which 47,375,901 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

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

On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd, a development stage Australian company (hereunder “Y Engine Developments”), from Michael Nugent, who is also the President and a director of the Company. The Company issued one common share to Mr. Nugent as the total aggregate consideration for Y Engine Developments.

Also see Note 4.

NOTE 7: BUSINESS COMBINATIONS

On June 25, 2012, the Company acquired all of the issued and outstanding shares of Renegade Streetwear Pty Ltd., an Australian company (“Renegade”), for consideration of 400,000 shares of common stock in Novagen Solar Inc. As a result of the acquisition, Renegade is a wholly owned operating subsidiary of the Company. The estimation of fair value of the assets and liabilities obtained as a result of the acquisition is as follows:

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

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

On September 27, 2012, the Company acquired all of the issued and outstanding shares of Y Engine Developments Pty Ltd from a director of the Company for one share of its common stock. The preliminary estimation of the fair value of the assets and liabilities obtained as part of this transaction is $1. See also Note 6.

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

All amounts reported to the Company’s board of directors, being the chief operating decision makers with respect to operating segments, are determined in accordance with accounting policies that are consistent to those adopted in the annual financial statements of the Company.

(b)	Intersegment transactions

There are no intersegment transactions

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

(c)	Segment assets

Where an asset is used across multiple segments, the asset is allocated to the segment that receives the majority of the economic value from the asset. In most instances, segment assets are clearly identifiable on the basis of their nature and physical location.

(d)	Segment liabilities

Liabilities are allocated to segments where there is a direct nexus between the incurrence of the liability and the operations of the segment. Borrowings and tax liabilities are generally considered to relate to the Company as a whole and are not allocated. Segment liabilities include trade and other payables and certain direct borrowings.

(e)	Segment information

(i)	Segment revenue and expenses

The manufacturing and distribution segment was acquired on June 25, 2012 and did not generate any revenue or incur any expenditure from the acquisition date to June 30 2012. As a result this segment has not earned any revenue or incurred any expenditure in prior periods. All revenues and expenditure recorded by the group in prior periods are related to the development of environmentally sustainable energy solutions. All revenue earned in the period and year to date is from external customers.

The Company’s reportable segments, energy solutions and manufacturing and distribution services, are organized in separate business units with different customers, technologies and services.

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended September 30, 2012.

Three Months Ended September 30 2012	Energy Solutions	Manufacture & Distribution	Consolidated
Net revenues	–	3,355	3,355
Cost of revenues	(2,655)	(7,548)	(10,203)
Gross profit	(2,655)	(4,193)	(6,848)
Selling, general and administrative expenses	172,647	33,569	206,216
Income (loss) from operations	(175,302)	(37,762)	(213,064)
Other expense, net	–	–
Income (loss) before income taxes	(175,302)	(37,762)	(213,064)
Income tax expense	–	–	–
Income from continuing operations	(175,302)	(37,762)	(213,064)
Amortization of purchased intangibles	–	–	–
Depreciation and other amortization	1,798	22,511	24,309

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the nine months ended September 30, 2012.

Nine Months Ended September 30 2012	Energy Solutions	Manufacture & Distribution	Consolidated
Net revenues	–	3,355	3,355
Cost of revenues	(12,527)	(7,548)	(20,075)
Gross profit	(12,527)	(4,193)	(16,720)
Selling, general and administrative expenses	38,854	33,569	72,423
Income (loss) from operations	(51,381)	(37,762)	(89,143)
Other expense, net	–	–	–
Income (loss) before income taxes	(51,381)	(37,762)	(89,143)
Income tax expense	–	–	–
Income from continuing operations	(51,381)	(37,762)	(89,143)
Amortization of purchased intangibles	–	–	–
Depreciation and other amortization	6,614	22,511	29,125

NOVAGEN SOLAR INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

(ii)	Segment assets

	Energy Solutions	Manufacture & Distribution	Total
	September 30, 2012	September 30, 2012	September 30, 2012

Segment Net Assets	(350,685)	444,594	93,909
Other unallocated amounts	–	–	–
Consolidated total	$(350,685)	444,594	93,909

NOTE 9: SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

On October 12th, 2012, the Company issued 500,000 shares of common stock to Hong Kong Alliance Fund Limited for investment banking and public relations services to be rendered over a six month period.

On October 9, 2012, the Company entered into a material definitive agreement (the “Agreement”) to acquire all the issued and outstanding shares of Omanson Precision Engineering, Inc. (the “Shares”) from Judith A. Omanson and Dwight A. Omanson (the “Vendors”). The aggregate consideration to be received by the Vendors for the Shares will consist of: (i) 200,000 shares in the Common Stock of the registrant; (ii) cash in the amount of $750,000; (iii) the cash in hand in bank at settlement; and (iv) the receivable cash, minus payable inventory cost as at date of settlement. The acquisition of the Shares will complete on before December 19, 2012. Omanson Precision Engineering, Inc. is a company existing under the laws of the State of California, with operations based in Torrance, California.

Operating Leases

Rental expense for facilities operating leases was $46,438 for the period ended September 30, 2012. Future minimum rental commitments under non-cancellable facilities operating leases in place as of September 30, 2012 are as follows:

Period Ending September 30
2013	$58,842
2014	$58,842
2015	$34,325
Thereafter	-
Total	$152,009

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

Overview

Novagen Solar Inc. (hereinafter, the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

On December 7, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company. Following the change in control, the board of directors determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

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

On March 2, 2012, the Company formed Novagen Finance Pty Ltd under the laws of Australia as a wholly owned operating subsidiary. Novagen Finance Pty Ltd operates as an internal finance company for Novagen Solar Inc. and its wholly owned subsidiaries.

On June 25, 2012, the Company acquired all the outstanding capital stock of Renegade Streetwear Pty Ltd, an Australian corporation ("Renegade"), for an aggregate of 400,000 shares of the Company’s common stock. Renegade is in the business of design, manufacture and distribution of V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Management believes that the acquisition of Renegade will enable the Company to accelerate its development of products and services that provide clean technology solutions for today’s global challenges.

On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd, a development stage Australian company (hereunder “Y Engine Developments”), from Michael Nugent, who is also the President and a director of Novagen. Y Engine Developments owns all rights in and to an opposing piston divaricate cylinder twin crank journal reciprocating piston engine. Y Engine Developments will continue to operate as a wholly owned subsidiary of Novagen, developing engines utilizing advances in bio fuel technologies.

On October 9, 2012, the registrant entered into a material definitive agreement (the “Agreement”) to acquire all the issued and outstanding shares of Omanson Precision Engineering, Inc. (the “Shares”) from Judith A. Omanson and Dwight A. Omanson (the “Vendors”). The aggregate consideration to be received by the Vendors for the Shares will consist of: (i) 200,000 shares in the Common Stock of the registrant; (ii) cash in the amount of $750,000; (iii) the cash in hand in bank at settlement; and (iv) the receivable cash, minus payable inventory cost as at date of settlement. The acquisition of the Shares is intended to complete on before December 19, 2012. Omanson Precision Engineering, Inc. is a company existing under the laws of the State of California, with operations based in Torrance, California.

As part of the change in control and the incorporation and acquisition of new Australian subsidiaries, the Company has effectively entered into a new development stage for accounting purposes which commenced on January 1, 2012.

Our currently available capital and cash flow has been generated through share subscriptions and loans from management and non-affiliated third parties and it is our management’s intention that this will continue until the Company earns sufficient revenue to be self-sustaining.

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

Results of Operations

We recorded a net loss of $213,321 for the three months ended September 30, 2012 (net loss of $88,624 for the nine months ended September 30, 2012), compared with a net loss of $1,271 for the three months ended September 30, 2011 (net loss of $17,301 for the 9 months ended September 30, 2011).

Total expenses amounted to $216,431 for the three months ended September 30, 2012 ($491,186 for the nine months ended September 30, 2012) compared with $1,208 for the three months ended September 30, 2011 ($17,364 for the 9 months ended September 30, 2011).

Expenses for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 included:

•	Administration expenses	$24,161	($NIL)
•	Depreciation	$24,309	($NIL)
•	Professional fees	$66,914	($1,271)
•	Rent	$16,449	($NIL)
•	Travel	$147	($NIL)
•	Compensation related expenses	$74,243	($NIL)
•	Research & development	$10,208	($NIL)

Expenses for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 included:

•	Administration expenses	$68,805	($7,812)
•	Depreciation	$29,125	($NIL)
•	Professional fees	$105,045	($9,552)
•	Rent	$46,438	($NIL)
•	Travel	$13,816	($NIL)
•	Compensation related expenses	$206,621	($NIL)
•	Research & development	$21,336	($NIL)

Liquidity and Capital Reserves

As at September 30, 2012 the Company had total assets of $658,294 including:

•	Inventory - engines	$119,088
•	Inventory – bike parts	$27,058
•	Plant & Equipment at cost	$73,583
•	Motor Vehicles	$256,083
•	Office Furniture & Equipment	$27,687
•	Property Improvements	$3,514

The above reflects an increase in the value of our total assets from $nil as at December 31, 2011.

As at September 30, 2012, the Company’s total liabilities amounted to $564,385 which reflects an increase of the value of total liabilities from $267 as at December 31, 2011. The increase was primarily due to $466,197 in notes payable.

The Company entered into four notes payable at the end of March 2012, with subsequent increases to the amounts borrowed in the September 2012 quarter. As at September 30, 2012 the notes total $433,752 Australian Dollars ($466,197 US Dollars). These notes are demand notes with no guarantee, no stated maturity date bearing 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities. No interest was accrued as of September 30, 2012 and the reported balance owing in US Dollars was $466,197. These loans were from officers of the Company and its affiliates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2012, the Company issued 500,000 shares of its common stock to Hong Kong Alliance Fund Ltd, a Hong Kong limited liability company for investment banking and public relations services to be rendered over a six month period. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933.

On October 9, 2012, the Company issued 200,000 shares of its common stock to unaffiliated persons resident in the United States, in exchange for all the issued and outstanding shares of Omanson Precision Engineering Inc., a California company. The issuance of our common stock was exempt from registration under section 4(2) of the Securities Act of 1933.

On September 28, 2012, the Company issued one share of its common stock to Michael Nugent, its President and a director, in exchange for all the issued and outstanding shares of Y Engine Developments Pty Ltd., an Australian company. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933.

On July 25, 2012, the Company issued 1,500,000 shares of its common stock to Wakabayashi Fund LLC, a Japanese limited liability company, for investment banking and public relations services to be rendered over a six month period. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933.

On July 24, 2012, the Company issued 1,800,000 shares of its common stock to acquire 28 acres of farmland in Beerwah, Queensland, Australia , from unaffiliated person not resident in the United States. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933.

On June 30, 2012, the Company issued 400,000 shares of its common stock to acquire all the issued and outstanding shares of Renegade Streetwear Pty Ltd., an Australian company, from unaffiliated persons not resident in the United States. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1	Agreement For Sale & Purchase of Shares, dated June 1, 2012, between Novagen Solar Inc. and the shareholders of Renegade Streetwear Pty Ltd. (1)

10.2	Agreement For Sale & Purchase of Share dated July 5, 2012 between Novagen Solar Inc. and Micheal Peter Nugent (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1) Filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 16, 2012, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 1, 2012, and incorporated herein by reference.

Signatures

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN SOLAR INC.

Date: November 16, 2012	By: /s/ Micheal P. Nugent Micheal P. Nugent Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

Date: November 16, 2012	By: /s/ Michael Norton-Smith Michael Norton-Smith Chief Financial Officer and Principal Accounting Officer

