Form 10-K
period 2012-12-31
Novagen Ingenium Inc.
filed 2013-09-26
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file # 333-149617

NOVAGEN INGENIUM INC

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
☒

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates computed by reference to the most recent average bid and asked price of the Common Stock, as of September 19, 2013 was $1,940,132

As of September 19, 2013 the Registrant had 46,510,901 shares of its Common Stock outstanding.

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

As used herein, the terms “we”, “us”, “our”, “Novagen” and “the Company” refer to Novagen Ingenium Inc and the term “Novagen Group” refers collectively to the Company and its five wholly-owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview

Novagen Ingenium Inc is a development stage enterprise engaged in the development and commercialization of low carbon emission engines and other engineering technology solutions. Our head office is located at 9120 Double Diamond Pkwy Suite 2227, Reno, Nevada 89521 (Telephone: 310 994 7988 Email: corporate@novagenenergy.com).

Novagen was incorporated in the State of Nevada, on June 22, 2005, as Pickford Minerals, Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy. On May 12, 2009, the Company changed its name to Novagen Solar Inc.

On December 7, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia, acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company’s common stock from shareholders of the Company. Following the change in control, the Company’s board of directors determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

Following the change in control and management in December 2011, we moved our operations to Queensland, Australia, to focus on engine development, and entered into a new development stage for accounting purposes effective January 1, 2012.

On January 3, 2012, the Company formed Novagen Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. Novagen Pty Ltd. operates from leased premises located in Helensvale, Queensland, Australia, and employs seven full time employees, including qualified mechanics, machinists, a draughtsman and administrative support.

On March 2, 2012, the Company formed Novagen Finance Pty Ltd. under the laws of Australia as a wholly owned operating subsidiary. Novagen Finance Pty Ltd. operates as an internal finance company for the Novagen Group.

Effective June 14, 2012, we acquired Y Engine Developments Pty Ltd., an Australian corporation, as a wholly-owned subsidiary. Y Engine Developments Pty Ltd. is in the business of developing the Novagen Y Engine and other new engine designs and geometrical engine operating configurations that we believe will challenge the existing internal combustion engine market.

Effective June 25, 2012, we acquired Renegade Engine Company Pty Ltd. (formerly Renegade Streetwear Pty Ltd.), an Australian corporation, as a wholly owned subsidiary (“Renegade”). Renegade is in the business of designing, manufacturing and distributing V-twin engines, custom motorcycles and related urban clothing under the Renegade brand. As an original equipment manufacturer, Renegade develops and manufactures aftermarket V-twin motorcycle engines.

Engine Development

The reciprocating internal combustion engine has been in commercial operation for more than a century. Many advances in technical operation have resulted in numerous differentiated designs, including two stroke, four stroke, rotary, turbine, radial, in-line, V-block, boxer, side valve and overhead engines. Over the past century, in-line and V-block engines have become the dominant configurations in non-aircraft commercial applications. Novagen intends to develop engines based on innovative designs and technology that can be powered by gasoline, diesoline, biofuels, liquid petroleum gas, steam, permanent magnets and other alternative energy sources.

The Renegade Engine

The Renegade V-Twin engine is an aftermarket engine. Prohibitive production costs have limited sales of the Renegade engine to 60 units since Renegade commenced operations on April 12, 2011. Our management intends to combine elements of the Renegade engine with our own engine designs, materials and technologies, to produce engines that can be commissioned into industry, aerospace, marine and automotive applications. Novagen plans to utilize economies of scale not formerly available to Renegade to reduce production costs, and achieve profitability within the next 12 months. There is no assurance, however, that we will succeed in developing an engine, or that if we do, that we will ever be able to commercialize it profitably.

The Novagen Y Engine

The Novagen Y Engine (patent pending) under development is a new geometric engine design that utilizes opposing pistons and three angled cylinders with 180 degree crank journals. On October 14, 2012, the Company filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, the Company filed an updated patent application and is currently preparing the utility patent application.

Products and Services

Our products and services are currently limited to the sale and service of Renegade V-twin engines, custom motorcycle design and manufacture, motorcycle engineering services and spare part sales.

Sales and Marketing

While we currently sell our motorcycle products through our shop front and workshop facilities in Helensvale, Australia, we plan to conduct ongoing marketing activities to promote Novagen and Renegade brands to our customer base and to the general public, including attendance at motorcycle trade shows and soliciting coverage of the Company and its products in industry magazines and other publications available to the general public.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of components, parts and custom modifications. Supply of other components, materials and parts are sourced via standard commercial trading terms.

Competition

Engine technology design and development is highly competitive and our competitors have substantially greater financial, personnel, development, marketing and other resources than we do. Our main competitor in the development of the Novagen Y engine as an opposing piston engine is Ecomotors International, Inc., which is in an advanced development stage of an opposing piston engine. Other significant competitors range from back yard garage inventors to established market leading engine companies. Novagen will also be competing against more traditional engine companies, some of which are large, multinational corporations.

The after-market V-twin engine market is highly competitive and our competitors have substantially greater financial, personnel, development, marketing and other resources than we do. Our main competitor is S&S Cycle, Inc., which dominates the after-market V-twin engine market. Other short run V-twin after-market engine manufacturers pose direct competition to us.

Intellectual Property

The proprietary nature of, and protection for, our products, materials, processes and know-how are important to our business. We have sought and intend to continue to seek patent protection in the United States and internationally for our intellectual property where available and when appropriate. In addition, we rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

On October 14, 2012, we filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, we filed an updated patent application. We are currently preparing the utility patent application.

Our wholly owned subsidiary, Renegade Engine Company Pty Ltd., holds a registered trademark for the Renegade logo and the Renegade trade name in connection with motorcycles and products related to motorcycles.

Regulations

Our operations are subject to a variety of national, federal, regional and local laws, rules and regulations relating to worker safety and the use, storage, discharge and disposal of environmentally sensitive materials.

Motorcycle engines sold in the United States, Canada and the European Economic Union, as well as other countries are subject to established environmental regulations and safety standards. The current market for Renegade V-twin engines is the custom and show bike market with our focus on the USA and Australian markets. Renegade V-twin engines have not been submitted to the various applicable government agencies for certification with the Clean Air Act of 1990 from the U.S. Environmental Protection Agency. The costs of certification, governmental approval and regulatory process may become substantial.

Facilities

Our principal facilities are located in Queensland, Australia, where we lease approximately 3,300 square feet of commercial space and 2,500 square feet of office space through our subsidiary, Novagen Pty Ltd.

Employees

The Company does not have any employees other than our officers and directors. Our wholly owned subsidiaries, Novagen Pty Ltd. and Renegade Engine Company Pty Ltd. collectively employ seven full-time employees and one part-time employee.

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

Item 3. Legal Proceedings

Neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against the Company or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanour relating to securities or performance in corporate office.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares currently trade under the symbol “NOVZ” on the OTC Pink Sheets. Very limited trading activity of our common stock has occurred during the past two years and the subsequent interim period; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
December 31, 2012	$0.596	$0.04
September 30, 2012	$0.04	$0.04
June 30, 2012	$0.04	$0.04
March 31, 2012	$0.04	$0.04
December 31, 2011	$0.04	$0.03
September 30, 2011	$0.03	$0.03
June 30, 2011	$0.03	$0.03
March 31, 2011	-	-

Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2012, the Company issued 35,000 shares of its common stock to five persons not affiliated with the Company or resident in the United States in exchange for aggregate cash consideration of $17,500. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

On November 12, 2012, the Company issued 400,000 shares of its common stock to a person not resident in the United States in satisfaction of a debt obligation in the amount $100,000 owed by a subsidiary of the Company. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Holders

On September 20, 2013, the list of shareholders holding shares of common stock showed 48 registered holders and 48,510,901 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

Our business is in the early stages of development. We have not earned any significant revenues since inception. Our currently available capital and cash flow has been generated through share subscriptions and loans from management and non-affiliated third parties and it is management’s intention that this will continue together with increases in revenue.

Our ultimate success will depend upon our ability to raise capital, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the engine industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

As a result of the foregoing, our auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2012.

On June 25, 2012, we completed the acquisition of all of the outstanding capital stock of Renegade Streetwear Pty Ltd., an Australian corporation ("Renegade") for an aggregate of 400,000 shares of our common stock. Renegade is in the business of designing, manufacturing and distributing V-twin engines, custom motorcycles and related urban clothing under the Renegade brand.

The acquisition of Renegade has been recorded according to the acquisition method required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification Topic 805 Business Combinations (“ASC 805”). Under the acquisition method, the acquisition-date fair value of consideration transferred to effect the transaction, is allocated to the assets acquired and the liabilities assumed based on their fair values. Based on management’s assessment of the fair value of the assets and liabilities acquired, a gain of $398,676 on the acquisition of Renegade was recorded at the date of acquisition.

Results of Operations

We recorded a net loss of $977,735 for the twelve months ended December 31, 2012 (predecessor net loss $3,658, post-acquisition successor net loss $974,077), compared with a net loss of $8,493 for the twelve months ended December 31, 2011.

Revenue amounted to $16,720 (predecessor $250, post-acquisition successor $16,470) for the twelve months ended December 31, 2012 compared with $2,348 for the twelve months ended December 31, 2011.

Cost of revenues amounted to $27,232 (predecessor $1,458, post-acquisition successor $25,774) for the twelve months ended December 31, 2012 compared with $1,066 for the twelve months ended December 31, 2011.

Total expenses amounted to $950,086 (predecessor $2,450, post-acquisition successor $947,636) for the twelve months ended December 31, 2012 compared with $9,831 for the twelve months ended December 31, 2011.

Expenses for the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011 included:

• General and administrative expenses $869,024 ($8,884). Impairment of goodwill $75,938 (NIL)

• Depreciation $20,826 ($947)

Liquidity and Capital Reserves

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As at December 31, 2012 our total liabilities amounted to $636,949 compared with $17,127 for the twelve months ended December 32, 2011. The increase was primarily due to $420,564 in notes payable.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

NOVAGEN INGENIUM INC

Page

Reports of Independent Registered Public Accounting Firms	9

Consolidated Balance Sheets as of December 31, 2012 (Successor) and 2011 (Predecessor)	11

Consolidated Statements of Operations for the period from January 1, 2012 to June 25, 2012 (Predecessor), for the period from June 26, 2012 to December 31, 2012 (Post-acquisition successor), and for the period from January 1, 2011 to December 31, 2011 (Predecessor)	12

Consolidated Statements of Cash Flows for the period from January 1, 2012 to June 25, 2012 (Predecessor), for the period from June 26, 2012 to December 31, 2012 (Post-acquisition successor), and for the period from January 1, 2011 to December 31, 2011 (Predecessor)	13-14

Statement of Changes in Stockholders’ Deficit for the period from June 26, 2012 to December 31, 2012 (Post Acquisition Successor)	15

Statement of Changes in Members’ Equity for the period from April 12, 2011 through December 31, 2011 and the period from January 1, 2012 through June 25, 2012 (Predecessor)	16

Notes to Financial Statements	17-24

Report of Independent Public Accounting Firm

To the Board of Directors

Novagen Ingenium Inc

Reno, Nevada

We have audited the accompanying consolidated balance sheets of Novagen Ingenium Inc and its subsidiaries (collectively, the “Company” or “Successor”) as of December 31, 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for period from June 26, 2012 through December 31, 2012. We have also audited the accompanying statements of operations, changes in members’ equity and cash flows of Renegade Streetwear, Pty (“Predecessor”) for the period from January 1, 2012 through June 25, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2012 and the consolidated results of their operations and their cash flows for the period from June 26, 2012 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2012 through June 25, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 24, 2013

Level 4, 30 Collins Street

Melbourne Victoria 3000

TELEPHONE +61 3 9564 0100

FACSIMILE +61 3 9654 0122

www.dfkcollins.com.au

ACN 115 470 598

INDEPENDENT AUDITOR’S REPORT

TO THE MEMBERS OF RENEGADE STREETWEAR PTY LTD

We have audited the accompanying financial report of Renegade Streetwear Pty Ltd, which comprises the statement of financial position as at 31 December 2011, the statement of comprehensive income, statement of changes in equity and statement of cash flows for the period ended on that date, a summary of significant accounting policies, other explanatory notes and the directors’ declaration.

Directors’ Responsibility for the Financial Report

The directors of the company are responsible for the preparation and fair presentation of the financial. This responsibility includes designing, implementing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditor’s Responsibility

Our responsibility is to express an opinion on the financial report based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These Auditing Standards require that we comply with relevant ethical requirements relating to audit engagements and plan and perform the audit to obtain reasonable assurance whether the financial report is free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial report. The procedures selected depend on the auditor’s judgement, including the assessment of the risks of material misstatement of the financial report, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial report in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial report.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Auditor’s Opinion

In our opinion, the financial report of Renegade Streetwear Pty Ltd presents fairly, in all material respects, the financial position of the company as at 31 December 2011 and the results of its operations and cash flows for the period then ended in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board as disclosed in Note 1(a).

DFK Collins

Chartered Accountants

/s/ Simon Bragg

Simon Bragg

Partner Melbourne 14 September 2012

Liability limited by a scheme approved under Professional Standards Legislation
A member firm of DFK International, a worldwide association of independent accounting firms and business advisors

NOVAGEN INGENIUM INC

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	Dec 31, 2012	Dec 31, 2011

ASSETS
Cash and equivalents	$1,451	$2,611
Accounts receivable	7,995	–
Inventories	–	3,070
Other current assets	13,056	–
Investment	18,821	–
Total current assets	41,323	5,681

Property and equipment, net	31,576	–
Intangible assets	5,759	3,053
Total non-current assets	37,335	3,053

TOTAL ASSETS	$78,658	$8,734

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$156,413	$6,628
Notes payable, current portion	129,730	499
Notes payable, related parties	290,834	–
Deferred income	59,972	–
Total current liabilities	636,949	7,127

Note payable, non-current portion	–	10,000
TOTAL LIABILITIES	636,949	17,127

STOCKHOLDERS' DEFICIT
Members’ equity	–	(8,393)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100 million shares authorized, 46,510,901 shares issued and outstanding at December 31, 2012	4,652	–
Additional paid in capital	1,199,494	–
Accumulated other comprehensive loss	(4,233)	–
Accumulated deficit	(1,758,204)	–

TOTAL STOCKHOLDERS' DEFICIT	(558,291)	(8,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$78,658	$8,734

The accompanying notes are an integral part of these financial statements

NOVAGEN INGENIUM INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	Jan 1, 2012 to Jun 25, 2012	Jun 26, 2012 to Dec 31, 2012	Jan 1, 2011 to Dec 31, 2011
	Predecessor	Post-acquisition successor	Predecessor
REVENUES
Sales	$250	$16,470	$2,348
Cost of revenues	1,458	25,774	1,066
Gross profit	(1,208)	(9,304)	1,282

OPERATING EXPENSES
General and administrative expenses	2,450	866,574	8,884
Impairment of goodwill	–	75,938	–
Depreciation, depletion and amortization	–	5,124	947
Total operating expenses	2,450	947,636	9,831

Net income (loss) from operations	(3,658)	(956,940)	(8,549)

OTHER INCOME/(EXPENSE)
Interest expense	–	(12,961)	–
Interest income	–	57	56
Total other expense	–	(12,904)	56

Net loss	(3,658)	(969,844)	(8,493)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	–	(4,233)	–

Net comprehensive loss	$(3,658)	$(974,077)	$(8,493)

Net loss per share - basic and diluted	N/A	$(0.02)	N/A
Weighted average number of shares outstanding	N/A	45,737,709	N/A

The accompanying notes are an integral part of these financial statements

NOVAGEN INGENIUM INC

Consolidated Statements of Cash Flows for the period from January 1, 2012 to June 25, 2012 (Predecessor), for the period from June 26, 2012 to December 31, 2012 (Post-acquisition successor), and for the period from January 1, 2011 to December 31, 2011 (Predecessor)

	January 1, 2012 to June 25, 2012	June 26, 2012 to December 31, 2012	January 1, 2011 to December 31, 2011
	Predecessor	Post-acquisition successor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(3,658)	$(969,844)	$(8,493)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	–	485,000
Impairment of goodwill	–	75,938
Depreciation	–	5,124

Change in operating assets and liabilities:
Accounts receivable	(293)	(7,995)	–
Inventory	3,070	–	(3,070)
Other current assets	3,053	(6,373)	–
Deferred revenue	–	59,972	–
Accounts payable and accrued expenses	5,884	108,768	7,575

Net cash provided by / (used in) operations	8,056	(249,410)	(3,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	–	–	(4,000)
Purchase of investments	–	(18,821)	–

Net cash used in investing activities	–	(18,821)	(4,000)

NOVAGEN INGENIUM INC

Consolidated Statements of Cash Flows for the period from January 1, 2012 to June 25, 2012 (Predecessor), for the period from June 26, 2012 to December 31, 2012 (Post-acquisition successor), and for the period from January 1, 2011 to December 31, 2011 (Predecessor)

(Continued)

	January 1, 2012 to June 25, 2012	June 26, 2012 to December 31, 2012	January 1, 2011 to December 31, 2011
	Predecessor	Post-acquisition successor	Predecessor

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	129,487	10,499
Proceeds from related-party notes payable	–	98,715	–
Payments on related-party notes payable	(10,499)	(87,773)	–
Proceeds from the sale of stock	–	122,449	100

Net cash provided by/(used in) financing activities	(10,499)	262,878	10,599

Foreign exchange effect	–	6,105	–

Net change in cash and equivalents	(2,443)	752	2,611
Cash and equivalents, beginning of period	2,611	699	–
Cash and equivalents, end of period	$168	$1,451	$2,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$–	$11,504	–
Cash paid for income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

NOVAGEN INGENIUM, INC

Consolidated Statement of Changes in Stockholders’ Deficit

Period from June 26, 2012 through December 31, 2012

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Unrealized Currency Gains (Losses)	Accumulated Deficit	Total Shareholder Equity

Balance, June 26, 2012	44,075,900	$4,407	$592,290	$–	$(788,360)	$(191,663)

Shares issued for cash	435,000	45	122,404	–	–	122,449

Shares issued for services	2,000,000	200	484,800	–	–	485,000

Share issued for Y Engine Developments	1	–	–	–	–	–

Unrealized currency gains/ (losses)	–	–	–	(4,233)	–	(4,233)

Net loss					(969,844)	(969,844)

Balance, December 31, 2012	46,510,901	$4,652	$1,199,494	$(4,233)	$(1,758,204)	$(558,291)

The accompanying notes are an integral part of these financial statements

NOVAGEN INGENIUM INC

Consolidated Statement of Changes in Member’s Equity

Period From April 12, 2011 Through December 31, 2011

And Period From January 1, 2012 Through June 25, 2012

Total Member’s Equity

Balance, April 12, 2011	$–

Related-party contributions	100
Net loss, year ended December 31, 2011	(8,493)

Balance, December 31, 2011	(8,393)

Net loss, January 1, 2012 to June 25, 2012	(3,658)

Balance, June 25, 2012	$(12,051)

The accompanying notes are an integral part of these financial statements

NOVAGEN INGENIUM INC

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Novagen Ingenium Inc (referred to herein collectively with its subsidiaries as “Novagen” and the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. The Company was originally engaged in the exploration of mineral deposits in Canada, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

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

On June 25, 2012 the Company acquired Renegade Streetwear Pty Ltd. (“Renegade”), a corporation existing under the laws of Australia as a wholly owned operating subsidiary. Prior to the acquisition of Renegade Streetwear Pty Ltd. the Company was a shell company.

Under U.S. federal securities law, when a registrant succeeds to substantially all of the business of another entity and the registrant’s own operations before the succession appear insignificant relative to the operations assumed or acquired, the registrant is required to present financial information for the acquired entity (the “Predecessor”) for all comparable periods being presented before the acquisition. We are therefore providing additional information in our financial statements regarding the predecessor business for periods prior to June 25, 2012. Renegade Streetwear Pty Ltd. is considered the predecessor company. The financial information in this report that relates to the predecessor company is labeled “Predecessor” in the financial statements.

On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd., a development stage Australian company (hereunder “Y Engine Developments”), from Michael Nugent, who is also the President and a director of the Company. The Company issued one common share to Mr. Nugent as the total aggregate consideration for Y Engine Developments Pty Ltd.

On April 15, 2013, the Company filed Articles of Merger with the Nevada Secretary of State in order to merge with Novagen Ingenium Inc (the "Subsidiary"), a wholly-owned subsidiary of the Company that was incorporated on April 2, 2013 under the laws of the State of Nevada. Effective April 30, 2013, the Subsidiary merged with and into the Company, with the Company being the surviving entity. As a result of the merger, effective April 30, 2013, the Articles of Incorporation of the Company were amended to change the name of the Company to Novagen Ingenium Inc.

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and reported in U.S. dollars.

Revenue Recognition

Revenue from the sale of goods is recognised by the company when all the following conditions have been satisfied:

(a)	the company has transferred to the buyer the significant risks and rewards of ownership of the goods;

(b)	the company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

(c)	the amount of revenue can be measured reliably;

(d)	it is probable that the economic benefits associated with the transaction will flow to the company; and

(e)	the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Cash received prior to the revenue recognition criteria above being met is recorded as deferred revenue until all criteria have been met.

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

Property and Equipment

The Company has property and equipment being depreciated over the period between two to ten years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives. Generally, these useful lives are: Computer equipment: 2 years; Plant and equipment: 7 years; Motor vehicles: 7 years; Office furniture and equipment: 5 years.

Inventories

Inventories are measured at the lower of cost and net realizable value. The cost of manufactured products includes direct materials, direct labor and an appropriate portion of variable and fixed overheads. Overheads are applied on the basis of normal operating capacity. Costs are assigned on the basis of weighted average costs.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in uninsured accounts.

Consolidation Policy

In January, March, June and September of 2012, the Company incorporated three subsidiaries and acquired two wholly-owned subsidiaries. Therefore, the Company’s consolidated financial statements include the accounts of Novagen Ingenium Inc and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our Corporate Structure

All of our business operations are conducted through our Australian subsidiaries. The chart below presents our corporate structure.

Reclassifications

Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Foreign Currency Translations

Novagen maintains its accounting records in U.S. dollars. The Company’s subsidiaries are located and operating outside of the United States of America. They maintain their accounting records in Australian Dollars. For reporting purposes the Company reports its financial information in U.S. dollars.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Accounting Standards Codification (“ASC”) 825, Disclosures about Fair Value of Financial Instruments, include accounts payable and accrued liabilities and notes payable. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Stock-Based Compensation

The Company adopted ASC 718, Share-Based Payment, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Successor did not grant any stock options during the period from June 26, 2012 through December 31, 2012.

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity and its Consolidated Statements of Operations and Comprehensive Income. The Company’s comprehensive income consists of net earnings for the period and currency translation adjustments.

Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires it to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2. Going Concern

The Company sustained comprehensive losses of $974,077 for the period from June 26, 2012 (date of acquisition of Renegade Streetwear Pty, Ltd.) through December 31, 2012, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. In order to finance these expenditures, the Company has raised capital in the form of debt, which will have to be repaid, as discussed in detail below.

The Company has depended on loans from private investors and related parties for much of its operating capital. The Company will need to raise capital or have positive cash flows from operations in the next twelve months in order to remain in business.

Management anticipates that significant dilution will occur as a result of any future sales of the Company’s common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. Property and Equipment

The Company has property and equipment being depreciated over periods of between two to ten years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives.

The following table breaks down out property and equipment by category:

	December 31,
	2012	2011

Property and improvements	$3,572	$–
Plant and equipment	14,119	–
Office furniture and equipment	18,570	–
Total property and equipment, at cost	36,261	–
Less: accumulated depreciation	(4,685)	–
Property and equipment, net	$31,576	$–

Note 4. Notes Payable

Borrowings from related parties

The Company has four promissory notes payable to related parties, being Rubyden Pty Ltd., Jennifer Mewett Pty Ltd., Loadstone Motor Corporation Pty Ltd. and Micheal Nugent, respectively. All the related party notes are unsecured, payable on demand, and accrue interest at the rate of 5% per annum on un-matured amounts and 10% on matured, unpaid amounts. As at December 31, 2012, the total unpaid principal on all the promissory notes was $290,834 (AUD $280,365) and unpaid interest was $9,181 (AUD $8,850). As demand notes these promissory notes are considered current liabilities.

Borrowings from third parties

On September 17, 2012, we issued a promissory note to an unrelated party in the amount of $129,730 (AUD $125,000). The note is payable on demand and bears interest at 10%. As at December 31, 2012, total unpaid interest on this note was US$3,268 (AUD $3,151).

Note 5. Capital Stock

Preferred stock

The Company has 50,000,000 shares of preferred stock authorized and none issued.

Common stock

The Company has 100,000,000 shares of common stock authorized. During the period from June 26, 2012 to December 31, 2012, the Company completed the following stock transactions:

•	In November, 2012, the Company issued an aggregate of $435,000 shares of common stock for cash proceeds of US$122,449.

•	On July 17, 2012, the Company issued 1,500,000 shares of common stock to a consulting company for services. The Successor valued the shares at their fair value on the grant date and charged general and administrative expenses with $285,000.

•	On October 12, 2012, the Company issued 500,000 shares of common stock to a consulting company for services. The Successor valued the shares at their fair value on the grant date and charged general and administrative expenses with $200,000.

•	On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd, a development stage Australian company, from Michael Nugent, who is also the President and a director of the Company. The Company issued one common share to Mr. Nugent as the total aggregate consideration for the acquisition.

On July 24, 2012, under the terms of an asset purchase agreement, we were obligated to pay AUD $75,000 and issue 1,800,000 shares of common stock and 1,800,000 common stock options to acquire a 28 acre producing farm in Beerwah, Queensland. As of the date of this Annual Report, the cash payment amount of AUD $75,000 remains unpaid. Therefore, title to the farm has not passed to us and the acquisition of this property is still in progress.

On October 15, 2012, we issued 200,000 shares pursuant to an agreement executed on the previous day to acquire all of the issued and outstanding shares of an aerospace engineering firm located in Torrance, California. In addition to the 200,000 shares, we are obligated to pay US$750,000 which, as of the date of this report, remains unpaid. Therefore, the title to the shares of the target company has not passed to us and the acquisition of the property is still in progress.

At December 31, 2012, we had 46,510,901 shares issued and outstanding.

Note 6. Related Party Transactions

On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd, a development stage Australian company (hereunder “Y Engine Developments”), from Michael Nugent, who is also the President and a director of the Company. The Company issued one common share to Mr. Nugent as the total aggregate consideration for Y Engine Developments. Y Engine Developments had no assets, liabilities or operations prior to the acquisition.

During the year ended December 31, 2012, we had net borrowings from our Chief Executive Officer and President, Micheal Nugent, of US$110,285 (AUD$106,315). Gross proceeds from Mr. Nugent to the company amounted to US$198,223 (AUD$191,087) and repayments of US$87,938 (AUD$84,772). At December 31, 2012, the company is indebted to Mr. Nugent in the amount of US $110,285 (AUD$106,315).

During the year ended December 31, 2012, other related parties loaned the Company an aggregate of US$180,549 (AU$174,050) in exchange for unsecured promissory notes that are payable on demand. The notes are accrue interest at the rate of 5% per annum un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities.

Note 7. Business Combinations

On June 25, 2012, the Company acquired all of the issued and outstanding shares of Renegade Streetwear Pty Ltd., an Australian company (“Renegade”), for consideration of 400,000 shares of common stock in Novagen Ingenium Inc. As a result of the acquisition, Renegade is a wholly owned operating subsidiary of the Company. The estimation of fair value of the assets and liabilities obtained as a result of the acquisition is as follows:

US$ Fair Value

Purchase consideration
400,000 shares of common stock	$76,000

Fair value of assets and liabilities obtained
Cash and cash equivalents	168
Accounts receivable	293
Accounts payable	(399)
Identifiable assets and liabilities acquired	$62

Goodwill	$75,938

As of December 31, 2012, the Company analyzed the goodwill recognized from the Renegade acquisition for impairment under ASC 350-20. The Company used a discounted cash flow approach to determine the fair value of the Renegade reporting unit. As the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill, the Company impaired the goodwill down to its implied value. As a result of this analysis, the Company determined to recognize an impairment charge of $75,938 to reflect fair market value.

On September 27, 2012, the Company acquired all of the issued and outstanding shares of Y Engine Developments Pty Ltd. from Micheal Nugent, our Chief Executive Officer, in exchange for one share of its common stock. Y Engine Developments Pty Ltd. is the owner of the intellectual property, working documents and prototypes associated with the Y Engine development. Y Engine Developments had no assets, liabilities or operations prior to the acquisition.

On October 15, 2012, the Company issued 200,000 shares pursuant to an agreement executed on the previous day to acquire all of the issued and outstanding shares of an aerospace engineering firm located in Torrance, California. In addition to the 200,000 shares, the Company is obligated to pay US$750,000 which, as of the date of this report, remains unpaid. Therefore, the title to the shares of the target company has not passed to the Company and the acquisition of the property is still in progress.

Note 8. Income Taxes

At December 31, 2012, the Company had deferred tax assets of approximately $437,000 principally arising from net operating loss carry forwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2012. The significant component of the deferred tax asset at December 31, 2012 was as follows:

	December 31, 2012
Net operating loss carryforwards at tax rate of 35%		$437,000
Valuation allowance		$(437,000)
Net deferred tax asset	$	NIL

At December 31, 2012, the Company had net operating loss carry forwards of approximately $1,250,000 which expire in the year 2026 through to 2032.

Note 9. Subsequent Events, Commitments and Contingencies

Acquisition of assets from Misal Technologies Pty Ltd.

On March 7, 2013, the Company entered into a written agreement to acquire certain assets, including an aircraft computerized hydraulic test station and associated intellectual property, from Misal Technologies Pty Ltd. of Victoria, Australia. Under the terms and subject to the conditions set forth in the agreement, Novagen was to pay a cash purchase price of A$2,000,000 (USD$2,046,706) for the assets.

The closing of the acquisition was to take place on or before March 29, 2013, subject to Novagen’s satisfactory due diligence being completed by March 28, 2013.

This acquisition has not closed and is still pending.

Agreement to acquire the business of Argon Aluminium

On March 7, 2013, the Company’s wholly-owned subsidiary, Renegade Engine Company Pty Ltd., entered into a written agreement with Newscope Enterprises Pty Ltd. as trustee for The Spriggs Family Trust to acquire the business of Argon Aluminium, of Tweeds Head, NSW, Australia, a fabricator, manufacturer and installer of aluminum, stainless steel, steel and glass products, such as balustrades, fencing, screens and gates. Under the terms and subject to the conditions set forth in the agreement, Renegade was to pay a cash purchase price of A$575,000 (USD$589,728) for the business.

This acquisition was abandoned on April 17, 2013 and the agreement was rescinded by mutual consent of both parties.

Agreement to Acquire N.C. Precision Engineering Pty Ltd.

On April 22, 2013, Renegade entered into a written agreement to acquire the plant, equipment and goodwill of N.C. Precision Engineering Pty Ltd., a precision engineering business located in Ernest, Queensland, Australia from Camtech Investments Pty Ltd., as trustee for Munro Family Trust for AUD $270,000 (USD$277,250). Under the terms and subject to the conditions set forth in the agreement, Novagen Finance Pty Ltd., a wholly-owned subsidiary of the Company, issued an unsecured promissory note to the vendor for the full purchase price. The note is due and payable on demand and earns interest at the rate of 5% per annum until maturity and thereafter at the rate of 10% per annum.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2013, subject to available resources.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A. Other Information

Agreement to acquire the business of Argon Aluminium

On March 7, 2013, Novagen through its wholly-owned subsidiary, Renegade Engine Company Pty Ltd., entered into a written agreement with Newscope Enterprises Pty Ltd. as trustee for The Spriggs Family Trust to acquire the business of Argon Aluminium, of Tweeds Head, NSW, Australia, a fabricator, manufacturer and installer of aluminum, stainless steel, steel and glass products, such as balustrades, fencing, screens and gates. Under the terms and subject to the conditions set forth in the agreement, the Company was to pay a cash purchase price of A$575,000 (USD$589,728) for the business.

On April 17, 2013, this acquisition was abandoned and the agreement was rescinded by mutual consent of both parties.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until the stockholders duly elect their successor. Officers and other employees serve at the will of our board of directors.

Name	Position	Age	Term Period Served as Director/Officer

Micheal P. Nugent	CEO, President and a director	50	2011 to present

Michael Norton-Smith	CFO, Secretary and a director	66	2011 to present

Noel Charles Mewett	director	63	2013 to present

Garry Kinnaird	director	59	2013 to present

Micheal Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

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

Michael Norton-Smith

Michael Norton-Smith is a certified public accountant in Australia with 35 years of financial and corporate experience. His engagement is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Norton-Smith has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

Director, Secretary	2009	Present	ACN 108 217 947 Pty Ltd.	accounting & taxation services
Chief Financial Officer	2011	Present	Loadstone Motor Corporation Pty Ltd.	engine development and manufacture
Director, Secretary	2003	Present	Patanga Investments Pty Ltd.	consulting services
Director, Secretary, Chief Financial Officer	2010	Present	Remote Contractors Pty Ltd.	Non-operating
Director	2006	Present	Classic Livestock Management Services Pty Ltd.	livestock assessment
Director	2010	Present	Coldgold Ltd.	abalone farming
Director	2007	Present	MNSRA Pty Ltd.	plantation investment
Director, Secretary	2010	Present	Platinum River Developments Pty Ltd.	property development
Director, Secretary	2010	Present	Queensland Venture Capital Pty Ltd.	non-operating
Director, Secretary	2010	Present	Southdav Australia Pty Ltd.	non-operating
Director, Secretary	2010	Present	Southdav Pacific Pty Ltd.	non-operating
Director/Secretary	2010	Present	JJM Property Investments Pty Ltd.	non-operating
Director/Secretary	2009	Present	Carbonleaf Limited	non-operating

Noel Charles Mewett

Noel Charles Mewett has 40 years of business experience, having owned and operated numerous highly successful and profitable businesses in diverse market sectors. He holds a bachelor’s degree in sales and marketing from Melbourne University in Melbourne, Australia, and has also studied architecture at Melbourne University.

During the past five years, Mr. Mewett has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

director/owner	2002	2010	Goldsite Pty Ltd.	Retirement Village
director/builder	2005	2013	Mewett Developments Pty Ltd.	Construction
Director	2006	2007	Seachange Lifestyle Communities Pty Ltd.	Retirement Village
Director	2007	2013	Savannah Lifestyle Resorts Pty Ltd.	Retirement Village
Director	2011	2013	Riverstone Resources Pty Ltd.	Gold Mining
director/owner	2010	2013	Mewett Business Group Pty Ltd.	Hospitality
director/owner	2012	2013	More Concepts, Hong Kong	Int. Debit Card

Garry W. Kinnaird

Garry W. Kinnaird is a Certified Financial Planner in Australia and a Justice of the Peace for the State of Queensland, Australia. He brings 32 years of financial and business experience to Novagen.

During the past five years, Mr. Kinnaird has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

Senior Planner	1980	2012	AMP Ltd.	financial planning
Senior Partner	2004	2012	Advice First Pty Ltd.	financial planning
Director/Secretary	1986	2012	GK Financial Group Pty Ltd.	financial planning
Director/Secretary	1990	Present	Silverbow Pty Ltd.	trustee of an investment trust
Director	2001	Present	F & A Management No. 113 Pty Ltd.	trustee of a real estate trust

Family Relationships:

There is no family relationship among any of our executive officers and directors.

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

Committees of the Board

All proceedings of our board of directors for the fiscal year ended December 31, 2012 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Novagen does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Micheal Nugent, at the address appearing on the first page of this Annual Report.

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

Item 11. Executive Compensation

No compensation has been awarded, earned or paid to Micheal Nugent, our President and CEO. No executive officer of Novagen or its subsidiaries has been awarded, earned or paid compensation in excess of $100,000.

We have no employment agreements with our executive officers. We do not contemplate entering into any employment agreements until such time as we have positive cash flows from operations.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

We currently do not have a compensation committee of our board of directors. The board of directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of December 31, 2012, information concerning ownership of the Company’s securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class
Micheal Nugent (1)	Common Stock	29,297,600	60%
Michael Norton Smith	Common Stock	-	-
Noel Charles Mewett	Common Stock	1,050,000	2%
Garry Kinnaird	Common Stock	500,000	1%
All directors and executive officers, as a group	Common Stock	30,847,600	64%
Twenty Second Trust (1)	Common Stock	29,297,600	60%

(1)	By operation of Rule 16a-8 of the Exchange Act of 1934, as amended, the holding of 29,297,600 shares of the Company’s common stock by Twenty Second Trust is attributable to Micheal Nugent as the sole trustee of Twenty Second Trust.

The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is 9120 Double Diamond Pkwy, Suite 2227, Reno, Nevada 89521.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 7, 2011, a former director of the Company released the Company from all debt owing to him for disbursements incurred on behalf of the Company. As a result of the release, $13,395 was forgiven and recorded in additional paid-in capital.

Also during the year ended December 31, 2011, a company related to an officer of the Company forgave $5,000 used to pay for outstanding bills, which amount was recorded in additional paid-in capital.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MNP LLP, our former certifying accountant, for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 were $7,199 (C$7,345).

The aggregate fees billed by DFK Collins, Chartered Accountants, our former certifying accountant, for professional services rendered for the audit of the financial statements of Renegade Streetwear Pty Ltd. for the year ended December 31, 2011 were $8,510 (A$8,189.50).

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 will be approximately $7,750 (A$7,462.69).

Audit Related Fees

For the fiscal years ended December 31, 2011, the aggregate fees billed for assurance and related services by Chang Lee LLP, our former certifying accountant, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $1,239 (C$1,232).

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed for assurance and related services by MNP LLP, our former certifying accountant, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $2,841 (C$2,825) and $2,196 (C$2,184), respectively.

For the fiscal year ended December 31, 2012, the aggregate fees billed for assurance and related services by DFK Collins, Chartered Accountants, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $39,946 (A$38,439.50).

For the fiscal year ended December 31, 2012, the aggregate fees billed for assurance and related services by MaloneBailey LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $Nil.

Tax Fees

For the fiscal year ended December 31, 2011, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed for tax compliance, by MNP LLP were nil.

For the fiscal year ended December 31, 2012, the aggregate fees billed for tax compliance, by DFK Collins, Chartered Accountants, were nil.

For the fiscal year ended December 31, 2012, the aggregate fees billed for tax compliance, by MaloneBailey LLP were nil.

All Other Fees

For the fiscal year ended December 31, 2011, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed by MNP LLP for other non-audit professional services, other than those services listed above, totaled nil.

For the fiscal year ended December 31, 2012 the aggregate fees billed by DFK Collins, Chartered Accountants, for other non-audit professional services, other than those services listed above, totaled nil.

For the fiscal year ended December 31, 2012 the aggregate fees billed by MaloneBailey LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our certifying accountant is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 13. EXHIBITS

Exhibit	Title

3.1	Amended Articles of Incorporation, Novagen Ingenium Inc
3.2	Amended and Restated Bylaws, Novagen Ingenium Inc
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL	XBRL Instance Document
101.SCH XBRL	XBRL Schema Document
101.CAL XBRL	XBRL Calculation Linkbase Document
101.DEF XBRL	XBRL Definition Linkbase Document
101.LAB XBRL	XBRL Label Linkbase Document
101.PRE XBRL	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN SOLAR INC.

Date: September 23, 2013	By:	/s/ Micheal P. Nugent
Micheal P. Nugent Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

Date: September 23, 2013	By:	/s/ Michael Norton-Smith
Michael Norton-Smith Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Micheal P. Nugent	Chief Executive Officer, President and a director	September 23, 2013
Micheal P. Nugent

/s/ Michael Norton-Smith	Chief Financial Officer, Principal Accounting	September 23, 2013
Michael Norton-Smith	Officer and a director

/s/ Noel Charles Mewett	director	September 23, 2013
Noel Charles Mewett

/s/ Garry Kinnaird	director	September 23, 2013
Garry Kinnaird

