Form 10-Q
period 2013-03-31
Novagen Ingenium Inc.
filed 2014-10-28
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-149617

Novagen Ingenium, Inc.
(Name of registrant as specified in its charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Double Diamond Pkwy, Suite 2227, Reno, Nevada 89521

(Address of Principal Executive Offices)

(310) 994-7988

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 22, 2014, the issuer had 48,510,901 shares of common stock, $0.001 par value per share, issued and outstanding.

NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Cash and equivalents	$76,172	$1,451
Accounts receivable	531	7,995
Other current assets	10	13,056
Investments	18,998	18,821
Total current assets	95,711	41,323

Property and equipment, net	30,252	31,576
Intangible assets	2,612	5,759
Total non-current assets	32,864	37,335

TOTAL ASSETS	$128,575	$78,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$131,224	$156,413
Notes payable	211,473	129,730
Notes payable, related parties	452,347	290,834
Deferred income	65,007	59,972
Total current liabilities	860,051	636,949

TOTAL LIABILITIES	860,051	636,949

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 46,510,901 shares issued and outstanding at March 31, 2013 and December 31, 2012	4,652	4,652
Additional paid in capital	1,251,694	1,199,494
Accumulated other comprehensive gain (loss)	(11,818)	(4,233)
Accumulated deficit	(1,976,004)	(1,758,204)
TOTAL STOCKHOLDERS' DEFICIT	(731,476)	(558,291)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,575	$78,658

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

RESULTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

REVENUES
Sales	$8,559	$-
Cost of revenues	10,231	-
Gross profit	(1,672)	-

OPERATING EXPENSES
General and administrative expenses	141,232	1,272
Depreciation, depletion and amortization	2,179	-
Total operating expenses	143,411	1,272

Net loss	(145,083)	(1,272)

OTHER INCOME/(EXPENSE)
Interest expense	(72,717)	-
Total other expense	(72,717)	-

Net loss	(217,800)	(1,272)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	(7,585)	(11)
Net comprehensive loss	$(225,385)	$(1,283)

Net loss per share	-	n/a
Weighted average number of shares outstanding – basic and diluted	46,510,901	n/a

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	3 Months Ended March 31, 2013	3 Months Ended March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(217,800)	$(1,272)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,179	-
Amortization of debt discount	52,200	-

Changes in operating assets and liabilities:
Accounts receivable	7,464	-
Other current assets	13,046	-
Deferred revenue	-	-
Accounts payable and accrued expenses	(16,602)	(202)
Net cash provided by / (used in) operations	(159,513)	(1,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	3,147	-
Net cash used in investing activities	3,147	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,461	-
Proceeds from related-party notes payable	164,264	-
Payments on related-party notes payable	(6,053)	-

Net cash provided by/(used in) financing activities	238,672	-

Foreign exchange effect	(7,585)	(11)

Net change in cash and equivalents	74,721	(1,485)
Cash and equivalents, beginning of period	1,451	2,611
Cash and equivalents, end of period	$76,172	$1,126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$527	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2013

Note 1 – Basis of Presentation

Nature of Business

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

Basis of Presentation

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. Dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K, filed on September 26, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $1,976,004, and a working capital deficit of $764,340. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

During the three months ended March 31, 2013, we had borrowings from related parties of $164,264 and repaid $6,053 to related parties.

Note 4 – Notes Payable

During the quarter ended March 31, 2013, we issued a promissory note for AU$50,000 (US$52,200) in exchange for cash. The note bears interest at 5% on unmatured amounts and 10% on matured but unpaid amounts. It is callable by the maker at any time and can be converted into common stock at the rate of AU$0.10. We valued this beneficial conversion feature at the number of shares convertible (500,000) times the closing price of our common stock on February 27, 2013 which resulted in a value greater than the present value of the underlying promissory note. We therefore capped the value at the nominal value of promissory note and included $52,200 in interest expense for the quarter ended March 31, 2013.

In addition, we received advances from two unrelated parties for AU$27,500 (US$28,261). These advances were not evidenced by a promissory note.

Note 5 – Subsequent Events

On October 11, 2013, the Company acquired certain plant and equipment in exchange for AU$270,000 (approximately US$239,563) plus 270,000 shares of the Company common stock.

On June 24, 2013, we issued 1 million shares each to Rubyden Pty Ltd., and Jennifer Mewett Pty Ltd. to convert their debt balances to equity.

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party for AU$100 (about US$92).

On October 11, 2013, the Company acquired certain plant and equipment in exchange for AU$270,000 (approximately US$239,563) plus 270,000 shares of the Company common stock.

On August 1, 2014, we entered into a written agreement with Stuart Campbell to exchange one stock motorcycle for three utility trucks equipped for traffic control work.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This report on form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three Months Ended March 31, 2013 versus 2012

Revenues and cost of sales:

On a post-acquisition basis, we generated $8,559 in revenues and $10,231 in cost of sales for the three months ended March 31, 2013 versus no revenues or cost of sales for our predecessor during the same period in 2012.

General and administrative expenses:

General and administrative expenses totaled $141,232 for the post-acquisition successor for the three months ended March 31, 2013 versus $1,272 for the predecessor during the same period in 2012. Comparing the successor’s and predecessor’s activity, we see an increase in general and administrative costs due to increased volume of activity.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization were $2,179 for the three months ended March 31, 2013 for the successor and zero for the predecessor during the same period in 2012. The increase is due to an increase in depreciable assets.

Interest expense and interest income:

Interest expense was $72,717 for the three months ended March 31, 2013 for the successor and zero for the predecessor during the same period in 2012. Of the current-year amount, $52,200 was a result of the amortization of the discount from the beneficial conversion feature of the promissory note that we issued during the current quarter.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $7,585 for the successor during the three months ended March 31, 2013 versus a negative $11 for the predecessor during the same period in 2012.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At March 31, 2013, we had negative working capital of $764,340 and negative cash flows from operations of $159,513 for the three months ended March 31, 2013. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer and Chief Financial Officer, these officers concluded that the Company’s disclosure controls and procedures are not effective at March 31, 2013 or December 31, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description

3.1	Amended Articles of Incorporation, Novagen Ingenium Inc (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

3.2	Amended and Restated Bylaws, Novagen Ingenium Inc (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVAGEN INGENIUM, INC.

Date: October 27, 2014	By	/s/ Micheal P. Nugent
Micheal P. Nugent
Principal Executive Officer

Date: October 27, 2014	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Principal Financial Officer

