Form 10-Q
period 2013-06-30
Novagen Ingenium Inc.
filed 2014-10-28
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

 NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Cash and equivalents	$5,635	$1,451
Accounts receivable	104	7,995
Other current assets	11,499	13,056
Investments	16,747	18,821
Total current assets	33,985	41,323

Property and equipment, net	28,965	31,576
Intangible assets	2,309	5,759
Total non-current assets	31,274	37,335

TOTAL ASSETS	$65,259	$78,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$124,789	$156,413
Notes payable	186,963	129,730
Notes payable, related parties	325,966	290,834
Deferred income	73,860	59,972
Total current liabilities	711,578	636,949

TOTAL LIABILITIES	711,578	636,949

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 and 46,510,901 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,852	4,652
Additional paid in capital	1,352,333	1,199,494
Accumulated other comprehensive gain (loss)	73,870	(4,233)
Accumulated deficit	(2,077,374)	(1,758,204)
TOTAL STOCKHOLDERS' DEFICIT	(646,319)	(558,291)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$62,259	$78,658

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

RESULTS OF OPERATIONS

(Unaudited)

	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	April 1, 2012 to June 25, 2012	June 25, 2012 to June 30, 2012	April 1, 2013 to June 30, 2013	January 1, 2012 to June 25, 2012	June 25, 2012 to June 30, 2012	January 1, 2013 to June 30, 2013

REVENUES
Sales	$250	$-	$17,171	$250	$-	$25,730
Cost of revenues	1,458	-	15,947	1,458	-	26,178
Gross profit	(1,208)	-	1,224	(1,208)	-	(448)

OPERATING EXPENSES
General and administrative expenses	1,178	-	91,249	2,450	-	232,481
Depreciation, depletion and amortization	-	-	1,490	-	-	3,669
Total operating expenses	1,178	-	92,739	2,450	-	236,150
Net loss	(2,386)	-	(91,515)	(3,658)	-	(236,598)

OTHER INCOME/(EXPENSE)
Interest income	-	-	47	(3,658)	-	47
Interest expense	-	-	(10,102)	-	-	(82,819)
Gain on extinguishment of debt	-	-	200	-	-	200
Total other expense	-	-	(9,855)	(3,658)	-	(82,572)
Net loss	(2,386)	-	(101,370)	(3,658)	-	(319,170)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	11	-	93,273	-	-	85,688
Net comprehensive loss	$(2,375)	$-	$(8,097)	$(3,658)	$-	$(233,482)

Net loss per share – basic and fully diluted	(0.00)	n/a	(0.00)	n/a	n/a	(0.01)
Weighted average number of shares outstanding	46,577,199	n/a	46,642,769	n/a	n/a	46,577,199

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	6 Months Ended June 30, 2013	6 Months Ended June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(319,170)	$(3,658)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,669	-
Amortization of debt discount	52,200	-

Change in operating assets and liabilities:
Accounts receivable	7,891	(293)
Inventory	-	3,070
Other current assets	1,557	3.053
Deferred revenue	13,888	-
Accounts payable and accrued expenses	63,778	5,884
Net cash provided by / (used in) operations	(176,187)	8,056

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	3,450	-
Net cash used in investing activities	3,450	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,461	-
Proceeds from related-party notes payable	212,198	-
Payments on related-party notes payable	(30,050)	(10,499)
Net cash provided by/(used in) financing activities	262,609	(10,499)

Foreign exchange effect	(85,688)	-

Net change in cash and equivalents	4,184	(2,443)
Cash and equivalents, beginning of period	1,451	2,611
Cash and equivalents, end of period	$5,635	$168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$527	$-
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Debt conversions	$94,094	$-
Sale of subsidiary	264,750	-
Debt discount	52,200	-

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $2,077,374, and a working capital deficit of $677,593. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the six months ended June 30, 2013, we had borrowings from related parties of $212,198 and repaid $30,050 to related parties.

Note 4 – Notes Payable

During the quarter ended March 31, 2013, we issued a promissory note for AU$50,000 (US$52,200) in exchange for cash. The note bears interest at 5% on unmatured amounts and 10% on matured but unpaid amounts. It is callable by the maker at any time and can be converted into common stock at the rate of AU$0.10. We valued this beneficial conversion feature at the number of shares convertible (500,000) times the closing price of our common stock on February 27, 2013 which resulted in a value greater than the present value of the underlying promissory note. We therefore capped the value at the nominal value of promissory note and included $52,200 in interest expense for the six months ended June 30, 2013.

Note 5 – Stockholders’ Equity

During the six months ended June 30, 2013, we issued 1 million shares each to Rubyden Pty Ltd., and Jennifer Mewett Pty Ltd. to convert their debt balances to equity. We valued the shares at their grant date fair value of $94,094.

Note 6 – Subsequent Events

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

Results of Operations

The following is a discussion and analysis of our results of operations for the six-month period ended June 30, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Six Months Ended June 30, 2013 versus 2012

Revenues and cost of sales:

On a post-acquisition basis, we generated $25,730 in revenues and $26,178 in cost of sales for the six months ended June 30, 2013 versus revenues and cost of revenues for our predecessor of $250 and $1,458, respectively, for the period from January 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012.

General and administrative expenses:

General and administrative expenses totaled $232,481 for the post-acquisition successor for the six months ended June 30, 2013 versus $2,450 for the predecessor for the period from January 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012. Comparing the successor’s and predecessor’s activity, we see an increase in general and administrative costs due to increased volume of activity.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization was $3,669 for the three months ended June 30, 2013 for the successor and zero for the predecessor for the period from January 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012.

Interest expense and interest income:

Interest expense was $82,819 for the six months ended June 30, 2013 for the successor and zero for the predecessor for the period from January 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012. The increase is due to an increase in total debt.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a positive $85,688 for the successor during the six months ended June 30, 2013 versus zero for the predecessor for the period from January 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012.

Three Months Ended June 30, 2013 versus 2012

Revenues and cost of sales:

On a post-acquisition basis, we generated $17,171 in revenues and $15,947 in cost of sales for the three months ended June 30, 2013 versus revenues and cost of revenues for our predecessor of $250 and $1,458, respectively, for the period from April 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012.

General and administrative expenses:

General and administrative expenses totaled $91,249 for the post-acquisition successor for the three months ended June 30, 2013 versus $1,178 for the predecessor for the period from April 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012. Comparing the successor’s and predecessor’s activity, we see a small decrease in general and administrative costs.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization was $1,490 for the three months ended June 30, 2013 for the successor and zero for the predecessor for the period from January 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012.

Interest expense and interest income:

Interest expense was $10,102 for the three months ended June 30, 2013 for the successor and zero for the predecessor for the period from April 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012. The increase is due to an increase in total debt.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a positive $93,273 for the successor during the three months ended June 30, 2013 versus a positive $11 for the predecessor for the period from April 1, 2012 through June 25, 2012 (the date of combination). The successor had no business activities during the final five days of June, 2012.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At June 30, 2013, we had negative working capital of $677,593 and negative cash flows from operations of $176,187 for the six months ended June 30, 2013. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company’s disclosure controls and procedures are not effective at June 30, 2013 or December 31, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

Exhibit 101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

