Form 10-Q
period 2013-09-30
Novagen Ingenium Inc.
filed 2014-10-28
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

 NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Cash and equivalents	$493	$1,451
Accounts receivable	106	7,995
Other current assets	8	13,056
Investments	-	18,821
Total current assets	607	41,323

Property and equipment, net	-	31,576
Intangible assets	-	5,759
Total non-current assets	-	37,335

TOTAL ASSETS	$607	$78,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$96,312	$156,413
Notes payable	164,049	129,730
Notes payable, related parties	109,577	290,834
Deferred income	80,728	59,972
Total current liabilities	450,666	636,949

TOTAL LIABILITIES	450,666	636,949

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 and 46,510,901 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4,852	4,652
Additional paid in capital	1,610,338	1,199,494
Accumulated other comprehensive gain (loss)	56,448	(4,233)
Accumulated deficit	(2,121,697)	(1,758,204)
TOTAL STOCKHOLDERS' DEFICIT	(450,059)	(558,291)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607	$78,658

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

RESULTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Predecessor	Successor	Successor
	July 1, 2012 to September 30, 2012	July 1, 2013 to September 30, 2013	January 1, 2012 to June 25, 2012	June 25, 2012 to September 30, 2012	January 1, 2013 to September 30, 2013

REVENUES
Sales	$3,367	$1,964	$250	$3,367	$27,694
Cost of revenues	-	1,810	1,458	-	27,988
Gross profit	3,367	154	(1,208)	3,367	(294)

OPERATING EXPENSES
General and administrative expenses	192,122	38,213	2,450	192,122	163,711
Depreciation, depletion and amortization	24,309	-	-	24,309	568
Total operating expenses	216,431	38,213	2,450	216,431	164,279

Net loss	(213,064)	(38,059)	(3,658)	(213,064)	(164,573)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	-
Interest expense	-	(4,553)	-	-	(82,459)
Gain on extinguishment of debt	-	(144)	-	-	56
Total other expense	-	(4,697)	-	-	(82,403)

Net loss from continuing operations	(213,064)	(42,756)	(3,658)	(213,064)	(246,976)
Discontinued operations	-	(1,567)	-	-	(116,517)
Net loss	(213,064)	(44,323)	(3,658)	(213,064)	(363,493)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	(257)	(103,110)	-	(257)	(17,422)
Net comprehensive loss	$(213,321)	$(147,433)	$(3,658)	$(213,321)	$(380,935)

Net loss per share
From continuing operations	-	-	n/a	-	(0.01)
From discontinued operations	-	-	n/a	-	-
Weighted average number of shares outstanding	46,551,724	48,510,901	n/a	48,510,901	47,228,850

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor	Successor
	9 Months Ended September 30, 2013	January 1, 2012 to June 25, 2012	June 26, 2012 to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss) – continuing operations	$(246,976)	(3,658)	$(213,064)
Net income / (loss) - Discontinued operations	(116,517)		-

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	568	-	-
Amortization of debt discount	52,200	-

Change in operating assets and liabilities:
Accounts receivable	7,889	(293)	-
Inventory	-	3,070
Other current assets	13,042	3,053	-
Deferred revenue	20,756	-	-
Accounts payable and accrued expenses	76,217	5,884	181,615
Net cash provided by / (used in) operations	(192,821)	8,056	(31,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash divested upon sale of subsidiary to a related party	(3,366)	-	-
Net cash used in investing activities	(3,366)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	51,910	-	-
Proceeds from related-party notes payable	129,467	-	-
Payments on related-party notes payable	(3,570)	(10,499)	-
Net cash provided by/(used in) financing activities	177,807	(10,499)	-

Foreign exchange effect	17,422	-	31,438

Net change in cash and equivalents	(958)	(2,443)	(11)
Cash and equivalents, beginning of period	1,451	2,611	57
Cash and equivalents, end of period	$493	168	$246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$527	$-	$-
Cash paid for income taxes	-	$-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Debt conversions	$94,094	$-	$-
Debt discount	52,200	-	-
Sale of subsidiary	264,750	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NOVAGEN INGENIUM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $2,121,697, and a working capital deficit of $450,059. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the nine months ended September 30, 2013, we had borrowings from related parties of $129,467 and repaid $3,570 to related parties.

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party for AU$100 (about US$92). The effect on the financial statements was to reduce assets by US$51,394, reduce liabilities by US$307,900, reduce stockholders’ equity by $22,700, increase the foreign exchange effect by $14,456, and to record a gain of $264,750 on the sale as follows:

Financial Statement Item	Financial Effect
Assets
Cash and equivalents	$(3,365)
Other current assets	(6)
Investments	(16,747)
Property, plant and equipment	(35,946)
Accumulated depreciation	6,981
Intangible assets	(2,309)
Total assets	(51,394)

Liabilities
Accounts payable and accrued liabilities	42,432
Notes payable	25,383
Notes payable, related parties	240,085
Deferred income	-
Total current liabilities	307,900

Stockholders' Deficit
Additional paid in capital	6,745
Accumulated loss	15,955
Total stockholders' deficit	22,700

Foreign exchange effect	(14,456)

Gain on sale of Novagen Pty Ltd to related party	$264,750

Because the sale was to a related party, we included the gain in Additional Paid in Capital.

Note 4 – Property, Plant and Equipment

As of December 31, 2012, the Company had property and equipment being depreciated over period between two to thirty-five years.

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party for $100. This subsidiary contained all of our property, plant and equipment. As such, those accounts are relieved of their carrying amounts.

Note 5 – Notes Payable

During the quarter ended March 31, 2013, we issued a promissory note for AU$50,000 (US$52,200) in exchange for cash. The note bears interest at 5% on unmatured amounts and 10% on matured but unpaid amounts. It is callable by the maker at any time and can be converted into common stock at the rate of AU$0.10. We valued this beneficial conversion feature at the number of shares convertible (500,000) times the closing price of our common stock on February 27, 2013 which resulted in a value greater than the present value of the underlying promissory note. We therefore capped the value at the nominal value of promissory note and included $52,200 in interest expense for the nine months ended September 30, 2013.

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party. Included in the assets and liabilities assumed by the buyer were AU$27,500 (US$25,770) of promissory notes which have been removed from the consolidated accounts of the Company as of September 30, 2013.

Note 6 – Stockholders’ Equity

During the nine months ended September 30, 2013, we issued 1 million shares each to Rubyden Pty Ltd., and Jennifer Mewett Pty Ltd. to convert their debt balances to equity. We valued the shares at their grant date fair value of $94,094.

Note 7 – Subsequent Events

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

Results of Operations

The following is a discussion and analysis of our results of operations for the six- and three-month period ended September 30, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Nine Months Ended September 30, 2013 versus 2012

Comparison figures for 2012 in this section is the sum of (a) the period from January 1, 2012 to June 25, 2012 for the predecessor and (b) the period from June 26, 2012 to September 30, 2012 for the post-acquisition successor.

Revenues and cost of sales:

On a post-acquisition basis, we generated $27,694 in revenues and $27,988 in cost of sales for the nine months ended September 30, 2013 versus revenues and cost of revenues for the same period in 2012 of $3,617 and $1,458, respectively.

General and administrative expenses:

General and administrative expenses totaled $163,711 for the post-acquisition successor for the nine months ended September 30, 2013 versus $194,572 for the same period in 2012.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization was $568 for the nine months ended September 30, 2013 versus $24,309 for the same period in 2012. The decrease is due to the liquidation of our property, plant and equipment when we sold our subsidiary Novagen Pty Ltd.

Interest expense and interest income:

Interest expense was $82,459 for the nine months ended September 30, 2013 versus zero for the same period in 2012. The increase is due to an increase in total debt and our inclusion in 2013 of the amortization of the discount on the convertible note (see Note 5).

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $17,422 for the nine months ended September 30, 2013 and a negative $257 for the same period in 2012.

Three Months Ended September 30, 2013 versus 2012

Revenues and cost of sales:

On a post-acquisition basis, we generated $1,964 in revenues and $1,810 in cost of sales for the three months ended September 30, 2013 versus $3,367 and $0 for the same period in 2012.

General and administrative expenses:

General and administrative expenses totaled $38,213 for the three months ended September 30, 2013 versus $192,122 for the same period in 2012.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization was $0 for the three months ended September 30, 2013 and $24,309 for the same period in 2012.

Interest expense:

Interest expense was $4,553 for the three months ended September 30, 2013 and $0 for the same period in 2012.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $103,110 for the three months ended September 30, 2012 a negative $257 for the same period in 2012.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At September 30, 2013, we had negative working capital of $450,059 and negative cash flows from operations of $192,821 for the nine months ended September 30, 2013. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company’s disclosure controls and procedures are not effective at September 30, 2013 or December 31, 2012. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

