Form 10-K
period 2013-12-31
Novagen Ingenium Inc.
filed 2014-10-28
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $833,165.

As of September 8, 2014 the Registrant had 48,510,901 shares of its Common Stock outstanding.

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

As used herein, the terms “we”, “us”, “our” and “the Company” refer to Novagen Ingenium Inc and the term “Novagen Group” refers to the Company and its five wholly-owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview

Novagen Ingenium Inc. is engaged in the development and commercialization of low carbon emission engines and other engineering technology solutions. Our head office is located at 9120 Double Diamond Pkwy Suite 2227, Reno, Nevada 89521 (Telephone: 310 994 7988 Email: corporate@novagenenergy.com).

The Company was incorporated in the State of Nevada, on June 22, 2005, as Pickford Minerals, Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy. On May 12, 2009, the Company changed its name to Novagen Solar Inc.

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

Following a change in control and management in December 2011, we moved our operations to Queensland, Australia, to focus on engine development, and entered into a new development stage for accounting purposes effective January 1, 2012.

On January 3, 2012, the Company formed Novagen Pty Ltd., under the laws of Australia, to engage in the manufacture and distribution of products related to solar energy and other clean technologies, including low carbon emission engines. On June 30 2013 the Company divested all of its interest in Novagen Pty Ltd. and abandoned its pursuit of solar energy and other clean technologies to concentrate on the development of low carbon emission engines.

On January 17, 2012, the Company formed Novagen Precision Engineering Pty Ltd. (formerly Novagen Productions Pty Ltd) under the laws of Australia, as a wholly owned operating subsidiary.

On March 2, 2012, the Company formed Novagen Finance Pty Ltd under the laws of Australia as a wholly owned operating subsidiary. Novagen Finance Pty Ltd operates as an internal finance company for the Novagen Group.

Effective June 14, 2012, we acquired Y Engine Developments Pty. Ltd., an Australian corporation, as a wholly-owned subsidiary. Y Engine Developments Pty Ltd. is in the business of developing the Novagen Y Engine and other new engine designs and geometrical engine operating configurations that challenge the existing internal combustion engine market.

Effective June 25, 2012, we acquired Renegade Engine Company Pty. Ltd. (formerly Renegade Streetwear Pty Ltd.), an Australian corporation, as a wholly owned subsidiary (“Renegade”). Renegade is in the business of design, manufacture and distribution of V-twin engines, custom motorcycles and related urban clothing under the Renegade brand. As an original equipment manufacturer, Renegade has developed and manufactured several V-twin motorcycle engines.

Engine Development

The reciprocating internal combustion engine has been in commercial operation for more than a century with many advances in technical operation resulting in numerous differentiated designs, including two stroke, four stroke, rotary, turbine, radial, in-line, v block, boxer, side valve and overhead engines. Over the past century, in-line and V-block engines have become the dominant configurations in non-aircraft commercial applications. Novagen intends to develop engines based on innovative designs and technology that can be powered by gasoline, diesoline, biofuels, liquid petroleum gas, steam, permanent magnets and other alternative energy sources.

The Renegade Engine

Prohibitive production costs have limited sales of the Renegade engine to 60 units since Renegade commenced operations on April 12, 2011. Our management intends to combine elements of the Renegade engine with our own engine products, materials and technologies, to produce engines that can be commissioned into industry, aerospace, marine and automotive applications. Novagen plans to utilize economies of scale not formerly available to Renegade to reduce production costs, and achieve profitability within the next 12 months. There is no assurance that we will succeed in developing an engine, or that if we do, that we will ever be able to commercialize it profitably.

The Novagen Y Engine

The Novagen Y Engine (patent pending) under development is a new design engine configuration that utilizes opposing pistons and three angled cylinders with 180 degree crank journals. On October 14, 2012, the Company filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, the Company filed an updated patent application and is currently preparing the utility patent application.

Products and Services

We sell our motor cycle products through our shop front and workshop facilities. Renegade had a number of independent dealers prior to the acquisition by Novagen and these dealers will be contacted to negotiate ongoing involvement in a new dealer network to be established in the near future. Motor cycle products sold by Renegade includes the sales and service of Renegade V-Twin engines, custom motorcycle design manufacture and sales, motorcycle engineering services and spare part sales. Through our shop front and workshop facility at Helensvale?, we have established and serviced a growing customer base of motorcycle owners and enthusiasts.

Design and Development

We believe the combination of established products being delivered to market as original equipment manufacturers and the design and development of new engine technology places the company in a

We are committed to a substantial ongoing design and development program to:

•  create and capture new engine intellectual technology;

•  develop, produce and improve line items such as Renegade V-Twin engines.

Sales and Marketing

We will conduct ongoing marketing activities to promote Novagen and Renegade brands to our customer base and to the general public. Our marketing and promotional efforts will include attending motorcycle trade shows, obtaining publication of articles on our company and its products in industry magazines and other publications available to the general public.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of components, parts and custom modifications. Supply of other components, materials and parts are sourced via standard commercial trading terms.

Competition

Engine technology design and development is highly competitive, and our competitors have substantially greater financial, personnel, development, marketing and other resources than us. Our main competitor is Ecomotors International, Inc. which is in an advanced development stage of an opposing piston engine. Other significant competitors range from back yard garage inventors to established market leading engine companies.

The V-Twin motorcycle engine market is highly competitive, and our competitors have substantially greater financial, personnel, development, marketing and other resources than us. Our main competitor is S&S Cycle, Inc. which dominates the after-market V-Twin engine market. Other short run V-Twin after-market engine manufacturers pose direct competition to us. We believe product placement in the original equipment manufacturer contracted supply and joint venture vehicle manufacturing industry will directly impact the future demand for after-market V-Twin motorcycle engines. We cannot assure anyone that we will be able to compete against current or future competitors. Competition faced by us may harm our operations, business and financial position.

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

On October 14, 2012, we filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, we filed an updated patent application and is currently preparing the utility patent application.

Our wholly owned subsidiary, Renegade Engine Company Pty Ltd., holds a registered trademark for the Renegade logo and the Renegade trade name in connection with motorcycles and motorcycle products.

Regulations

Our operations are subject to a variety of national, federal, regional and local laws, rules and regulations relating to worker safety and the use, storage, discharge and disposal of environmentally sensitive materials.

Other than the filing of patent applications with the respective governmental bodies, we are not aware of any approval of our engine and engineering services, materials or processes that may be required from government authorities at this stage in our development. However, once a product is ready to be commercialized, the governmental approval and regulatory process may become substantial.

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

Employees

The Company does not have any employees other than our officers and directors. Our wholly owned subsidiaries, Novagen Pty Ltd. and Renegade Engine Company Pty Ltd. presently employ seven full-time employees and one part-time employee.

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

Quarter Ended	High	Low
December 31, 2013	$0.070	$0.032
September 30, 2013	0.050	0.031
June 30, 2013	0.220	0.031
March 31, 2013	0.540	0.018
December 31, 2012	0.596	0.040
September 30, 2012	0.040	0.040
June 30, 2012	0.040	0.040
March 31, 2012	0.040	0.040

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

On November 12, 2012, the Company issued 400,000 shares of its common stock at to a person not resident in the United States in satisfaction of a debt obligation in the amount $100,000 owed by a subsidiary of the Company. The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

On June 24, 2013, the Company issued 2,000,000 shares of its common stock to related-party creditors in order to convert two promissory notes with an aggregate carrying value of $92,300 at the date of conversion (AU$100,000). The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Holders

On July 31, 2014, we had 52 registered holders of our common stock and 50,510,901 shares of common stock issued and 48,510,901 outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Convertible Securities

At December 31, 2013, we had one convertible debt instrument outstanding, the principal of which can be converted into a maximum of 500,000 shares of common stock. As of December 31, 2013, none of the debt had been converted into common stock.

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

As a result of the foregoing, our auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2013.

Results of Operations

We recorded a net comprehensive loss of $420,049 for the twelve months ended December 31, 2013, compared with a net loss of $977,735 for the twelve months ended December 31, 2012 (Predecessor net loss $3,658, Post-Acquisition Successor net loss $974,077).

Revenue amounted to $26,890 for the twelve months ended December 31, 2013 versus $16,720 for the previous year (Predecessor $250, Post Acquisition Successor $16,470).

Cost of revenues amounted to $28,176 for the twelve months ended December 31, 2013 compared with $27,232 for the previous year (Predecessor $1,458, Post Acquisition Successor $25,774).

Total SG&A and depreciation amounted to $280,830 for the twelve months ended December 31, 2013 compared with $950,086 for the previous year (Predecessor $2,450, Post Acquisition Successor $947,636). This includes depreciation depletion and amortization of $11,547 for the current year and $5,124 for the previous year. The reduction in the current year versus the previous year is principally due to a reduction in stock-based compensation from $485,000 in the previous year to zero in the current.

Liquidity and Capital Reserves

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2013 our total liabilities amounted to $796,150 compared with $636,949 at December 31, 2012.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements

FINANCIAL STATEMENTS

NOVAGEN INGENIUM, INC.

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2013 and 2012 (Predecessor and Successor)	F-2

Statements of Operations for the for the year ended December 31, 2013 (Successor) and for the periods from January 1, 2012 to June 25, 2012 (Predecessor) and from June 26, 2012 to December 31, 2012 (Post-Acquisition Successor)

F-3

Statement of Changes in Stockholders’ Deficit for the period from June 26, 2012 to December 31, 2013 (Post Acquisition Successor)	F-4

Statement of Changes in Members’ Equity for the period from April 12, 2011 through December 31, 2011 and the period from January 1, 2012 through June 25, 2012 (Predecessor)	F-5

Statements of Cash Flows for the year ended December 31, 2013 (Successor) and for the periods from January 1, 2012 to June 25, 2012 (Predecessor) and from June 26, 2012 to December 31, 2012 (Post-Acquisition Successor)

F-7

Report of Independent Public Accounting Firm

To the Board of Directors

Novagen Ingenium Inc.

Reno, Nevada

We have audited the accompanying consolidated balance sheets of Novagen Ingenium Inc. and its subsidiaries (collectively, the “Company” or “Successor”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2013 and the period from June 26, 2012 through December 31, 2012. We have also audited the accompanying statements of operations, changes in members’ equity and cash flows of Renegade Streetwear, Pty (“Predecessor”) for the period from January 1, 2012 through June 25, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 and the period from June 26, 2012 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2012 through June 25, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 27, 2014

NOVAGEN INGENIUM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Cash and equivalents	$327	$1,451
Accounts receivable	-	7,995
Other current assets	27	13,056
Investments	-	18,821
Total current assets	354	41,323

Property and equipment, net	227,038	31,576
Intangible assets	-	5,759
Other non-current assets	18,085	-
Total non-current assets	245,123	37,335

TOTAL ASSETS	$245,477	$78,658

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$159,562	$156,413
Notes payable	449,806	129,730
Notes payable, related parties	103,842	290,834
Deferred income	82,940	59,972
Total current liabilities	796,150	636,949

TOTAL LIABILITIES	796,150	636,949

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 and 46,510,901 shares issued and outstanding at December 31, 2013 and 2012, respectively	4,852	4,652
Additional paid in capital	1,609,411	1,199,494
Accumulated other comprehensive gain (loss)	64,686	(4,233)
Common stock payable	17,550	-
Accumulated deficit	(2,247,172)	(1,758,204)
TOTAL STOCKHOLDERS' DEFICIT	(550,673)	(558,291)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$245,477	$78,658

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Successor Year Ended December 31, 2013	Predecessor January 1, 2012 to June 25, 2012	Post-Acquisition Successor June 26, 2012 to December 31, 2012

REVENUES
Sales	$26,890	$250	$16,470
Cost of revenues	28,176	1,458	12,529
Gross profit	(1,286)	(1,208)	3,941

OPERATING EXPENSES
General and administrative expenses	269,283	2,450	331,943
Impairment of goodwill	-	-	75,938
Depreciation, depletion and amortization	11,547	-	-
Total operating expenses	280,830	2,450	407,881

Net loss	(282,116)	(3,658)	(403,940)

OTHER INCOME/(EXPENSE)
Interest income	49	-	68
Interest expense	(91,947)	-	(12,961)
Total other expense	(91,898)	-	(12,893)

Net income (loss) from continuing operations	(374,014)	(3,658)	(416,833)

Discontinued operations	(114,954)	-	(553,011)

Net loss	$(488,968)	$(3,658)	$(969,844)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	68,919	-	(4,233)
Net comprehensive loss	$(420,049)	$(3,658)	$(974,077)

Net loss per share
From continuing operations	(0.01)	n/a	(0.02)
From discontinued operations	(0.00)		(0.01)
Weighted average number of shares outstanding	47,551,997	n/a	45,737,709

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Period from June 26, 2012 through December 31, 2013

			Additional Paid in	Accumulated Other Comprehensive	Common Stock	Accumulated	Total Shareholder
	Shares	Par Value	Capital	Gain / (Loss)	Payable	Deficit	Equity

Balance, June 26, 2012	44,075,900	$4,407	$592,290	$-	$-	$(788,360)	$(191,663)
Shares issued for cash	435,000	45	122,404				122,449
Shares issued for services	2,000,000	200	484,800				485,000
Shares issued for Y Engine Developments	1	-	-	-	-		-
Unrealized currency gains / (losses)				(4,233)			(4,233)
Net loss						(969,844)	(969,844)
Balance, December 31, 2012	46,510,901	$4,652	$1,199,494	$(4,233)	$-	$(1,758,204)	$(558,291)

Shares issued for conversion of debt	2,000,000	200	93,894				94,094
Beneficial conversion feature of promissory note			51,273				51,273
Gain on sale of subsidiary to related party			264,750				264,750
Unrealized currency gains / (losses)				68,919			68,919
Shares payable in connection with asset purchase					17,550		17,550
Net loss						(488,968)	(488,968)
Balances, December 31, 2013	48,510,901	$4,852	$1,609,411	$64,686	$17,550	$(2,247,172)	$(550,673)

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Year Ended December 31, 2013	Predecessor January 1, 2012 to June 25, 2012	Post-Acquisition Successor June 26, 2012 to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(488,968)	$(3,658)	$(969,844)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	485,000
Beneficial conversion feature of promissory note	51,273
Depreciation	11,547	-	5,124
Impairment of goodwill	-	-	75,938

Change in operating assets and liabilities:
Accounts receivable	7,995	(293)	(7,995)
Inventory	-	3,070	-
Prepaid expense and other current asstes	13,029	3,053	(6,373)
Deferred revenue	22,968	-	59,972
Accounts payable and accrued expenses	52,098	5,884	108,768
Other non-current assets	-	-	-

Net cash provided by / (used in) operations	(330,058)	8,056	(249,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	-	(18,821)
Cash divested upon sale of subsidiary to a related party	-	-	-

Net cash used in investing activities	-	-	(18,821)

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Successor Year Ended December 31, 2013	Predecessor January 1, 2012 to June 25, 2012	Post-Acquisition Successor June 26, 2012 to December 31, 2012

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	130,872	-	129,487
Proceeds from related-party notes payable	153,859	-	98,715
Payments on related-party notes payable	(24,716)	(10,499)	(87,773)
Proceeds from the sale of stock	-	-	122,449

Net cash provided by/(used in) financing activities	260,015	(10,499)	262,878

Foreign exchange effect	68,919	-	6,105

Net change in cash and equivalents	(1,124)	(2,443)	752
Cash and equivalents, beginning of period	1,451	2,611	699
Cash and equivalents, end of period	$327	$168	$1,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,852	$-	11,504
Cash paid for income taxes	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Debt conversions	$94,094	$-	$-
Shares payable for property, plant and equipment	17,550	-	-
Sale of subsidiary to related party	264,750	-	-
Debt issued for property, plant and equipment	239,563	-	-
Implied Australian General Services Tax	18,085	-	-
Debt discount	51,273	-	-

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as “Novagen” and the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. The Company’s fiscal year end is December 31. On May 12, 2009, the Company changed its name to Novagen Solar Inc. The Company was originally engaged in the exploration of mineral deposits in Labrador, Newfoundland, but was unable to implement its exploration program. In April 2009, the Company began to pursue business opportunities relating to photovoltaic solar energy.

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

On June 25, 2012 the Company acquired Renegade Streetwear Pty Ltd. (“Renegade”), under the laws of Australia as a wholly owned operating subsidiary. Prior to the acquisition of Renegade Streetwear Pty Ltd the Company was a shell company. After acquiring Renegade, the Company’s name was changed to Renegade Engine Company, Pty Ltd. At the time of the acquisition, Renegade was in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operates from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business.

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

On April 15, 2013, the Company filed Articles of Merger with the Nevada Secretary of State in order to merge with Novagen Ingenium Inc. (the "Subsidiary"), a wholly-owned subsidiary of the Company that was incorporated on April 2, 2013 under the laws of the State of Nevada (the "Merger"). Effective April 30, 2013, the Subsidiary merged with and into the Company, with the Company being the surviving entity. As a result of the Merger, effective April 30, 2013, the Articles of Incorporation of the Company were amended to change the name of the Registrant to Novagen Ingenium Inc.

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

Revenue Recognition

Revenue from the sale of goods is recognised by the company in accordance with Accounting Standards Codification “(ASC”) 605, when all the following conditions have been satisfied:

1.    persuasive evidence of an arrangement exists;

2.    product delivery has occurred;

3.    title and risk of loss has transferred to the buyer;

4.    sales price to the customer is fixed and determinable and;

5.    collectability is assured.

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

Consolidation Policy

In January, March, June and September 2012, the Company incorporated three subsidiaries and acquired two wholly-owned subsidiaries, and as such, the consolidated financial statements include the accounts of Novagen Ingenium Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

The following table provides the exchange rates used to translate the balances in the accounts from Australian Dollars to US Dollars:

		Australian Dollar / US Dollar
Item	Rate Used	2013	2012
Assets and liabilities	Year-end	0.8906	1.0370
Revenues and expenses	Average	0.9670	1.0354

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

Stock-Based Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Successor Company did not grant any stock options during the period from June 26, 2012 through December 31, 2013.

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

Note 2. Going Concern

The Company has an accumulated deficit of $2,247,172 for the period from June 26, 2012 (date of acquisition of Renegade Streetwear Pty, Ltd.) through December 31, 2013, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Property and Equipment

The Company has property and equipment being depreciated over period between two to ten years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives.

On October 11, 2013, the Company acquired certain plant and equipment in exchange for AU$270,000 (approximately US$239,563) plus 270,000 shares of the Company common stock. An independent valuation of the fair value of the equipment was performed in Australia and determined that its fair value, before considering the Australian Goods and Services Tax (“GST”), was AU$203,060 (or approximately US$180,169). 10% of the amount was considered to be GST tax and not allocated to the purchase price, but held as future input GST payments. We valued the shares promised as consideration at their fair values on the date of the acquisition and added US$17,550 to the total amount of consideration given. Therefore, the total amount of consideration given, including cash and promised stock, was US$257,113 and US$18,085 was allocated to input GST to be applied against future tax payments.

The following table breaks down property and equipment by category:

	December 31,
	2013	2012

Property and improvements	$-	$3,572
Plant and equipment	237,118	14,119
Office furniture and equipment	-	18,570
Total property and equipment, at cost	237,118	36,261
Less: accumulated depreciation	(10,080)	(4,685)
Property and equipment, net	$227,038	$31,576

For the years ended December 31, 2013 depreciation, depletion and amortization was $11,547. For the period from January 1, 2012 to June 25, 2012, the date of acquisition of Renegade Engine Company Pty. Ltd. (formerly Renegade Streetwear Pty Ltd.), depreciation, depletion and amortization was $15,702 (Predecessor). For the period from June 26, 2012 to December 31, 2012 (the Post-Acquisition Successor), depreciation, depletion and amortization was $608.

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

During the year ended December 31, 2013, the Company borrowed an additional $153,859 from related parties, made principal payments of $24,716 and converted the above-mentioned Rubyden and Jennifer Mewett debt of AU$100,000 (about US$94,094 at the time of conversion). In addition, $194,700 (AU$219,437) was extinguished upon the sale of Novagen Pty Ltd. to a related party. This activity resulted in an ending balance of $103,842 in related party debt.

Borrowings from third parties

On September 17, 2012, we issued a promissory note to an unrelated party in the amount of $129,730 (AUD $125,000). The note is payable on demand and bears interest at 10%. As of December 31, 2012, total unpaid interest on this note was US$3,268 (AUD $3,151).

During the year ended December 31, 2013, we borrowed an additional $130,872 from unrelated parties, and extinguished $24,400 (AU$27,500) upon the sale of Novagen Pty Ltd to a related party. This activity resulted in an ending balance owed to unrelated parties of $449,806 (AU$505,060).

Of the amounts due to third parties at December 31, 2013, one promissory note for AU$50,000 (US$44,530) can be converted into common stock at the rate of AU$0.10. We valued this beneficial conversion feature at the number of shares convertible (500,000) times the closing price of our common stock on February 27, 2013 which resulted in a value greater than the present value of the underlying promissory note. We therefore capped the value at the nominal value of promissory note and included $51,273 in interest expense for the year ended December 31, 2013.

Note 5. Capital Stock

Preferred stock

The Company has 50,000,000 shares of preferred stock authorized and none issued.

Common stock

The Company has 100,000,000 shares of common stock authorized. During the period from June 26, 2012 to December 31, 2012, we, the Successor Company, had the following stock transactions:

•	During November, 2012, we issued an aggregate of 435,000 shares of common stock and received cash proceeds of US$122,449.

•

On July 17, 2012, we issued 1,500,000 shares of common stock to a consulting company for services. We valued the shares at their fair value on the grant date and charged general and administrative expenses with $285,000.

•

On October 12, 2012, we issued 500,000 shares of common stock to a consulting company for services. We valued the shares at their fair value on the grant date and charged general and administrative expenses with $200,000.

•

On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd, a development stage Australian company (hereunder “Y Engine Developments”), from Michael Nugent, who is also the President and a director of the Company. The Company issued one common share to Mr. Nugent as the total aggregate consideration for Y Engine Developments.

During the year ended December 31, 2013, we issued 1 million shares each to Rubyden Pty Ltd., and Jennifer Mewett Pty Ltd. to convert their debt balances to equity. We valued the shares at their grant date fair value of $94,094.

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

During the year ended December 31, 2012, we had net borrowings from our Chief Executive Officer and President, Micheal Nugent, of US$110,285 (AU$106,315). Gross proceeds from Mr. Nugent to the company amounted to US$198,223 (AU$191,087) and repayments of US$87,938 (AU$84,772). At December 31, 2012, the company is indebted to Mr. Nugent in the amount of US $110,285 (AU$106,315).

During the year ended December 31, 2013, we had net borrowings of $41,617 (AU$43,038) from Mr. Nugent and extinguishment of Mr. Nugent’s debt of $115,496 (AU$119,437) upon the sale of Novagen Pty Ltd. to a related party.

During the year ended December 31, 2012, other related parties loaned the Company an aggregate of US$180,549 (AU$174,050). These notes are demand notes with no guarantee, no stated maturity date bearing 5% annual interest on un-matured amounts and 10% on matured, unpaid amounts. As demand notes these notes are considered current liabilities.

During the year ended December 31, 2013, we had net borrowings from related parties other than Mr. Nugent of $87,526 (AU$98,626), debt converted into common stock of $94,094 (AU$100,000), and extinguished $96,700 (AU$100,000) of related-party debt when we sold Novagen Pty Ltd. to a related party.

Note 7. Business Combinations and Dispositions

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

As of December 31, 2012, the Company analyzed the goodwill recognized from the Renegade acquisition for impairment under ASC 350-20. The Company used a discounted cash flow approach to determine the fair value of the Renegade reporting unit. As the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill, the Company impaired the goodwill down to its implied value. As a result of this analysis, the Company determined to recognize an impairment charge of $75,938.

On September 27, 2012, the Company acquired all of the issued and outstanding shares of Y Engine Developments Pty Ltd from Micheal Nugent, our Chief Executive Officer, in exchange for one share of its common stock. Y Engine Developments had no assets, liabilities or operations prior to the acquisition.

The Company has property and equipment being depreciated over period between two to ten years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives.

On October 11, 2013, the Company acquired certain plant and equipment in exchange for AU$270,000 (approximately US$239,563) plus 270,000 shares of the Company common stock (see Note 5).

Sale of Novagen Pty Ltd.

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

Acquisition of assets from Misal Technologies Pty Ltd.

On March 7, 2013, the Company entered into a written agreement to acquire certain assets, including an aircraft computerized hydraulic test station and associated intellectual property, from Misal Technologies Pty Ltd. of Victoria, Australia. Under the terms and subject to the conditions set forth in the agreement, Novagen was to pay a cash purchase price of AU$2,000,000 (USD$2,046,706) for the assets.

This acquisition has not closed and is still pending.

Note 8. Income Taxes

At December 31, 2013 and 2012, the Company had deferred tax assets of approximately $529,000 and 437,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2013 and 2012. The significant component of the deferred tax asset at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012

Deferred tax asset at 30%	$529,000	437,000
Valuation allowance	(529,000)	(437,000)
Net deferred tax asset	$-	$-

At December 31, 2013 and 2012, the Company had net operating loss carry forwards of approximately $1,762,000 and $1,250,000 which will begin to expire in the year 2026.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2014, subject to available resources.

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

Name	Position	Age	Term Period Served as Director/Officer

Micheal P. Nugent	CEO, President and a director	51	2011 to present

Noel Charles Mewett	director	64	2013 to present

Garry Kinnaird	director	60	2013 to present

Micheal Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

CEO	2011	2014	Loadstone Motor Corporation Pty Ltd.	engine development and manufacture
director, CEO	2009	Present	Roadships Holdings, Inc.	transport logistics
director, CEO	2008	2013	Nugent Aerospace, Inc.	non-operating
director, CEO	2008	2013	Fire From Ice, Inc.	non-operating
CEO	2006	2014	Adbax Truckside Management Pty Ltd.	transport industry service provider
CEO	2003	2013	Cycclone Magnetic Engines, Inc.	engine development
director	2001	2013	Roadships Australia Pty Ltd.	transportation logistics
director	2001	2013	Bronzelink Pty Ltd.	holding company

Noel Charles Mewett

Noel Charles Mewett has 40 years of business experience, having owned and operated numerous highly successful and profitable businesses in diverse market sectors. He holds a bachelor’s degree in sales and marketing from Melbourne University in Melbourne, Australia, and has also studied architecture at Melbourne University.

During the past five years, Mr. Mewett has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

director/owner	2002	2010	Goldsite Pty Ltd	Retirement Village
director/builder	2005	2013	Mewett Developments Pty Ltd	Construction
director	2006	2007	Seachange Lifestyle Communities Pty Ltd	Retirement Village
director	2007	2013	Savannah Lifestyle Resorts Pty Ltd	Retirement Village
director	2011	2013	Riverstone Resources Pty Ltd	Gold Mining
director/owner	2010	2013	Mewett Business Group Pty Ltd	Hospitality
director/owner	2012	2013	More Concepts, Hong Kong	Int. Debit Card

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

Committees of the Board

All proceedings of our board of directors for the fiscal year ended December 31, 2013 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Micheal Nugent, at the address appearing on the first page of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of December 31, 2013, information concerning ownership of the Company’s securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

		Number of Shares	Beneficial Ownership
Name of Beneficial Owner	Title of Class	Beneficially Owned	Percentage of Class
Micheal Peter Nugent (1)	Common Stock	29,297,600	60.4%
Noel Charles Mewett	Common Stock	2,050,000	4.2%
Garry Kinnaird	Common Stock	500,000	1.0%
All directors and executive officers, as a group	Common Stock	31,847,600	65.7%
Twenty Second Trust (1)	Common Stock	29,297,600	60.4%

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

See Note 6 to the financial statements.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2012 and 2013 was $22,000 and $20,000, respectively.

Audit Related Fees

For the fiscal year ended December 31, 2012, the aggregate fees billed for assurance and related services by MNP LLP, our former certifying accountant, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $2,841 (C$2,825).

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

PART IV

ITEM 13. EXHIBITS

Exhibit	Title

3.1	Amended Articles of Incorporation, Novagen Ingenium Inc

3.2	Amended and Restated Bylaws, Novagen Ingenium Inc

4.1	Form of Stock certificate, Novagen Ingenium Inc

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Previously included as an exhibit to the Registration Statement on Form S-1 filed August 27, 2010.

(2) Previously included as an exhibit to the Annual Report on Form 10-K filed March 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN INGENIUM INC.

Date: October 27, 2014	By	/s/ Micheal P. Nugent
Micheal P. Nugent
Chief Executive Officer, President,
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Micheal P. Nugent	Chief Executive Officer, President and a director	October 27, 2014
Micheal P. Nugent

/s/ Noel Charles Mewett
Noel Charles Mewett	Director	October 27, 2014

/s/ Garry Kinnaird	Director	October 27, 2014
Garry Kinnaird

