Form 10-Q
period 2014-03-31
Novagen Ingenium Inc.
filed 2016-03-11
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number: 333-149617

Novagen Ingenium, Inc.

(Name of registrant as specified in its charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Double Diamond Pkwy, Suite 2227, Reno, Nevada 89521

(Address of Principal Executive Offices)

(310) 994-7988

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 9, 2016, the issuer had 48,510,901 shares of common stock, $0.001 par value per share, issued and outstanding.

NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and equivalents	$172	$327
Other current assets	—	27
Total current assets	172	354

Property and equipment, net	—	227,038
Intangible assets	—	18,085
Total non-current assets	—	245,123

TOTAL ASSETS	$172	$245,477

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$173,768	$159,562
Notes payable	351,429	338,481
Notes payable, related parties	243,506	215,167
Deferred income	86,126	82,940
Total current liabilities	854,829	796,150

TOTAL LIABILITIES	854,829	796,150

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 and 48,510,901 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4,852	4,852
Additional paid in capital	1,610,974	1,609,411
Accumulated other comprehensive gain (loss)	31,702	64,686
Common stock payable	17,550	17,550
Accumulated deficit	(2,519,735)	(2,247,172)
TOTAL STOCKHOLDERS' DEFICIT	(854,657)	(550,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172	$245,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	1

NOVAGEN INGENIUM, INC.

CONSOLIDATED RESULTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES
Sales	$—	$8,559
Cost of revenues	—	9,006
Gross profit	—	(447)

OPERATING EXPENSES
General and administrative expenses	36,488	74,046
Depreciation, depletion and amortization	—	2,179
Asset impairments	228,516	—
Total operating expenses	265,004	76,225

Loss from operations	(265,004)	(76,672)

OTHER INCOME/(EXPENSE)
Interest expense	(7,559)	(72,717)
Total other expense	(7,559)	(72,717)
Net loss from continuing operations	(272,563)	(149,389)
Discontinued operations	—	(75,996)
Net loss	$(272,563)	$(225,385)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	(32,984)	(7,585)
Net comprehensive loss	$(305,547)	$(232,970)

Net loss per share	$(0.01)	$(0.00)
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	$—	(0.00)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	46,510,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(272,563)	$(225,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	52,200
Depreciation	—	2,179
Asset impairments	228,516	—
Imputed interest	1,563	—

Change in operating assets and liabilities:
Accounts receivable	—	7,464
Accrued interest	7,731	—
Prepaid expenses and other current assets	18,202	13,046
Accounts payable and accrued expenses	15,978	(9,017)
Net cash provided by / (used in) operations	(573)	(159,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	—	3,147
Net cash used in investing activities	—	3,147

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	80,461
Proceeds from related-party notes payable	19,999	164,264
Payments on related-party notes payable	(597)	(6,053)
Net cash provided by/(used in) financing activities	19,402	238,672

Foreign exchange effect	(18,984)	(7,585)

Net change in cash and equivalents	(155)	74,721
Cash and equivalents, beginning of period	327	1,451
Cash and equivalents, end of period	$172	$76,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,883	$527
Cash paid for income taxes	—	—
Reclassification of notes payable to related party	112,101	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

NOVAGEN INGENIUM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Nature of Business

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as “Novagen” and the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Solar, Inc., and formed or acquired various subsidiaries which are in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operates from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business.

On April 15, 2013, the Company filed Articles of Merger with the Nevada Secretary of State in order to merge with Novagen Ingenium Inc. (the "Subsidiary"), a wholly-owned subsidiary of the Company that was incorporated on April 2, 2013 under the laws of the State of Nevada (the "Merger"). Effective April 30, 2013, the Subsidiary merged with and into the Company, with the Company being the surviving entity. As a result of the Merger, effective April 30, 2013, the Articles of Incorporation of the Company were amended to change the name of the Registrant to Novagen Ingenium, Inc.

Basis of Presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. Dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K, filed on October 28, 2014. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 – Going Concern

As shown in the accompanying interim consolidated financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $2,519,735, and a working capital deficit of $854,657. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Table of Contents	4

Note 3 – Related Party Transactions

During the three months ended March 31, 2014, we had borrowings from related parties of $19,999 and repaid $597 to related parties.

Note 4 – Property, Plant and Equipment

As of December 31, 2013, the Company had property and equipment being depreciated over period between two to five years. Because the asset purchase in 2013 failed to produce positive cash flows for 2013 or 2014, management elected to impair 100% of the carrying value of the property plant and equipment. At December 31, 2013, property, plant and equipment historical cost, accumulated depreciation and net carrying values were $237,118, $10,080 and $227,038, respectively. We charged asset impairments with $228,516. The difference between the impairment value in 2014 and the net carrying value at December 31, 2013 was due to exchange rate differences.

Note 5 – Notes Payable

During the quarter ended March 31, 2014, we removed $112,101 (AU$125,060) in Notes Payable and reclassified these to Related Party notes payable when the creditors became members of our Board of Directors.

Note 6 – Stockholders’ Equity

For the three months ended March 31, 2014, we imputed $1,563 on several non-interest-bearing notes.

Table of Contents	5

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

Overview

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as “Novagen” and the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Solar, Inc., and formed or acquired various subsidiaries which are in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operates from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business.

On April 15, 2013, the Company filed Articles of Merger with the Nevada Secretary of State in order to merge with Novagen Ingenium Inc. (the "Subsidiary"), a wholly-owned subsidiary of the Company that was incorporated on April 2, 2013 under the laws of the State of Nevada (the "Merger"). Effective April 30, 2013, the Subsidiary merged with and into the Company, with the Company being the surviving entity. As a result of the Merger, effective April 30, 2013, the Articles of Incorporation of the Company were amended to change the name of the Registrant to Novagen Ingenium, Inc. Our currently available capital and cash flow has been generated through share subscriptions and loans from management and non-affiliated third parties and it is our management’s intention that this will continue until the Company earns sufficient revenue to be self-sustaining.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three-month period ended March 31, 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three Months Ended March 31, 2014 versus 2013

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party. Amounts originally included in the Consolidated Statement of Operations attributable to Novagen Pty Ltd. for the three months ended March 31, 2013 have been reclassified to discontinued operations.

Table of Contents	6

Revenues and cost of sales:

We had no revenues, cost of revenues or gross margin for the three months ended March 31, 2014 versus $8,559, $9,006 and ($447), respectively, for the same period in 2013.

General and administrative expenses:

General and administrative expenses totaled $36,488 for the three months ended March 31, 2014 versus $74,046 for the same period in 2013.

Asset impairments:

As explained in Note 4 to the financial statements, we impaired 100% of the carrying value of our property, plant and equipment at December 31, 2013 and charged asset impairments with $228,516. There were no such impairments in 2013.

Depreciation, depletion and amortization:

Because of the asset impairment in the preceding paragraph, we have no depreciation, depletion and amortization for the three months ended March 31, 2014. We had $2,179 for the same period in 2013.

Interest expense:

Interest expense was $7,559 for the three months ended March 31, 2014 versus $72,717 for the same period in 2013. Most of the amount in 2013 was a result of amortization of discounts on convertible promissory notes which did not exist in 2014.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $32,984 for the three months ended March 31, 2014 and a negative $7,585 for the same period in 2013.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At March 31, 2014, we had negative working capital of $854,657 and negative cash flows from operations of $573 for the three months ended March 31, 2014. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company.

Table of Contents	7

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company’s disclosure controls and procedures are not effective at March 31, 2014 or December 31, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Table of Contents	8

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description
3.1	Amended Articles of Incorporation, Novagen Ingenium Inc (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws, Novagen Ingenium Inc (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Table of Contents	9

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVAGEN INGENIUM, INC.

/s/ Micheal P. Nugent	March 10, 2016
Micheal P. Nugent Principal Executive Officer	Date

/s/ Micheal P. Nugent	March 10, 2016
Micheal P. Nugent Principal Financial Officer	Date

Table of Contents	10