Form 10-Q
period 2014-06-30
Novagen Ingenium Inc.
filed 2016-03-11
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

 NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and equivalents	$1,578	$327
Other current assets	—	27
Total current assets	1,578	354

Property and equipment, net	—	227,038
Intangible assets	—	18,085
Total non-current assets	—	245,123

TOTAL ASSETS	$1,578	$245,477

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$192,410	$159,562
Notes payable	471,187	338,481
Notes payable, related parties	252,236	215,167
Deferred income	87,761	82,940
Total current liabilities	1,003,594	796,150

TOTAL LIABILITIES	1,003,594	796,150

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 and 48,510,901 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4,852	4,852
Additional paid in capital	1,613,343	1,609,411
Accumulated other comprehensive gain (loss)	10,289	64,686
Common stock payable	17,550	17,550
Accumulated deficit	(2,648,050)	(2,247,172)
TOTAL STOCKHOLDERS' DEFICIT	(1,002,016)	(550,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,578	$245,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	1

NOVAGEN INGENIUM, INC.

CONSOLIDATED RESULTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Six Months Ended June,		Three Months Ended June,
	2014	2013	2014	2013
REVENUES
Sales	$—	$25,730	$—	$17,171
Cost of revenues	—	26,178	—	15,947
Gross profit	—	(448)	—	1,224

OPERATING EXPENSES
General and administrative expenses	147,522	131,534	111,034	62,000
Depreciation, depletion and amortization	—	2,056	—	—
Asset impairments	228,516	—	—	—
Total operating expenses	376,038	133,590	111,034	62,000
Loss from operations	(376,038)	(134,038)	(111,034)	(60,776)

OTHER INCOME/(EXPENSE)
Interest expense	(24,840)	(78,934)	(17,281)	(6,370)
Gain on extinguishment of debt	—	200	—	200
Total other expense	(24,840)	(78,734)	(17,281)	(6,170)
Net loss from continuing operations	(400,878)	(212,772)	(128,315)	(66,946)
Discontinued operations	—	(106,398)	—	(34,424)
Net loss	$(400,878)	$(319,170)	$(128,315)	$(101,370)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	(54,397)	85,688	(21,413)	93,273
Net comprehensive loss	$(455,275)	$(233,482)	$(149,728)	$(8,097)

Net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)
From continuing operations	$(0.01)	$(0.01)	$(0.00)	$(0.00)
From discontinued operations	$—	$(0.00)	—	$(0.00)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	46,577,199	48,510,901	46,642,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(400,878)	$(319,170)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	52,200
Depreciation	—	3,669
Asset impairments	228,516	—
Imputed interest	3,932	—

Change in operating assets and liabilities:
Accounts receivable	—	7,891
Accrued interest	13,069	—
Prepaid expenses and other current assets	18,202	1,557
Deferred revenue	—	13,888
Accounts payable and accrued expenses	61,933	63,778
Net cash provided by / (used in) operations	(75,226)	(176,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intellectual property	—	3,450
Net cash used in investing activities	—	3,450

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	107,565	80,461
Proceeds from related-party notes payable	86,394	212,198
Payments on related-party notes payable	(63,085)	(30,050)
Net cash provided by/(used in) financing activities	130,874	262,609

Foreign exchange effect	(54,397)	(85,688)

Net change in cash and equivalents	1,251	4,184
Cash and equivalents, beginning of period	327	1,451
Cash and equivalents, end of period	$1,578	$5,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$14,857	$527
Cash paid for income taxes	—	—
Reclassification of notes payable to related party	112,101	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

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

Note 2 – Going Concern

As shown in the accompanying interim consolidated financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $2,648,050, and a working capital deficit of $1,002,016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the six months ended June 30, 2014, we had borrowings from related parties of $86,394 and repaid $63,085 to related parties.

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

Note 5 – Notes Payable

During the six months ended June 30, 2014, we removed $112,101 (AU$125,060) in Notes Payable and reclassified these to Related Party notes payable when the creditors became members of our Board of Directors.

On May 14, 2014, we received proceeds of US$89,638 (AU$100,000). This loan was not memorialized into a promissory note until November 24, 2014. However, we reviewed the terms of the November promissory note and determined that its terms extended back to the date of the original May 14 proceeds. The November note is callable by the maker at any time, bears interest at 4.5%, and is convertible into 2,000,000 shares of common stock. We paid no interest or principal on this note during the six months ended June 30, 2014, but accrued interest of $519 (AU$579). We evaluated the conversion feature of this note for the existence of a beneficial conversion feature and determined that there was none.

In addition, on April 24, 2014, we received $17,928 (AU$20,000) from an unrelated party.

Note 6 – Stockholders’ Equity

For the six months ended June 30, 2014, we imputed $3,932 on several non-interest-bearing notes.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2014 and 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Table of Contents	6

Six Months Ended June 30, 2014 versus 2013

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party. Amounts originally included in the Consolidated Statement of Operations attributable to Novagen Pty Ltd. for the six months ended June 30, 2013 have been reclassified to discontinued operations.

Revenues and cost of sales:

We had no revenues, cost of revenues or gross margin for the six months ended June 30, 2014 versus $25,730, $26,178 and ($448), respectively, for the same period in 2013.

General and administrative expenses:

General and administrative expenses totaled $147,522 for the six months ended June 30, 2014 versus $131,534 for the same period in 2013.

Asset impairments:

As explained in Note 4 to the financial statements, we impaired 100% of the carrying value of our property, plant and equipment at December 31, 2013 and charged asset impairments with $228,516. There were no such impairments in 2013.

Depreciation, depletion and amortization:

Because of the asset impairment in the preceding paragraph, we have no depreciation, depletion and amortization for the six months ended June 30, 2014. We had $2,056 for the same period in 2013.

Interest expense:

Interest expense was $24,840 for the six months ended June 30, 2014 versus $78,934 for the same period in 2013. Most of the amount in 2013 was a result of amortization of discounts on convertible promissory notes which did not exist in 2014.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $54,397 for the six months ended June 30, 2014 and a positive $85,688 for the same period in 2013.

Three Months Ended June 30, 2014 versus 2013

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party. Amounts originally included in the Consolidated Statement of Operations attributable to Novagen Pty Ltd. for the three months ended June 30, 2013 have been reclassified to discontinued operations.

Revenues and cost of sales:

We had no revenues, cost of revenues or gross margin for the three months ended June 30, 2014 versus $17,171, $15,947 and $1,224, respectively, for the same period in 2013.

General and administrative expenses:

General and administrative expenses totaled $111,034 for the three months ended June 30, 2014 versus $62,000 for the same period in 2013.

Interest expense:

Interest expense was $17,281 for the three months ended June 30, 2014 versus $6,370 for the same period in 2013. Most of the amount in 2013 was a result of amortization of discounts on convertible promissory notes which did not exist in 2014.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $21,413 for the three months ended June 30, 2014 and a positive $93,273 for the same period in 2013.

Table of Contents	7

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At June 30, 2014, we had negative working capital of $1,002,016 and negative cash flows from operations of $75,226 for the six months ended June 30, 2014. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company’s disclosure controls and procedures are not effective at June 30, 2014 or December 31, 2013. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Table of Contents	8

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	9

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description
3.1	Amended Articles of Incorporation, Novagen Ingenium Inc (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws, Novagen Ingenium Inc (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Table of Contents	10

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVAGEN INGENIUM, INC.

/s/ Micheal P. Nugent	March 10, 2016
Micheal P. Nugent Principal Executive Officer	Date

/s/ Micheal P. Nugent	March 10, 2016
Micheal P. Nugent Principal Financial Officer	Date

Table of Contents	11