Form 10-K
period 2014-12-31
Novagen Ingenium Inc.
filed 2016-03-11
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file # 333-149617

NOVAGEN INGENIUM INC

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1846 E. Innovation Park Drive, Oro Valley, Arizona	85755
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $711,140.

As of March 9, 2016 the Registrant had 48,510,901 shares of its Common Stock outstanding.

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

The Novagen Y Engine

The Novagen Y Engine (patent pending) under development is a new design engine configuration that utilizes opposing pistons and three angled cylinders with 180º crank journals. On October 14, 2012, the Company filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, the Company filed an updated patent application and is currently preparing the utility patent application.

Products and Services

We sell our motor cycle products through our shop front and workshop facilities. Renegade had a number of independent dealers prior to the acquisition by Novagen and these dealers will be contacted to negotiate ongoing involvement in a new dealer network to be established in the near future. Motor cycle products sold by Renegade includes the sales and service of Renegade V-Twin engines, custom motorcycle design manufacture and sales, motorcycle engineering services and spare part sales. Through our shop front and workshop facility at Helensvale, we have established and serviced a growing customer base of motorcycle owners and enthusiasts.

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

The V-Twin motorcycle engine market is highly competitive, and our competitors have substantially greater financial, personnel, development, marketing and other resources than us. Our main competitor is S&S Cycle, Inc. which dominates the after-market V-Twin engine market. Other short run V-Twin after-market engine manufacturers pose direct competition to us. We believe product placement in the original equipment manufacturer contracted supply and joint venture vehicle manufacturing industry will directly impact the future demand for after- market V-Twin motorcycle engines. We cannot assure anyone that we will be able to compete against current or future competitors. Competition faced by us may harm our operations, business and financial position.

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

On October 14, 2012, we filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, we filed an updated patent application and are currently preparing the utility patent application.

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

Facilities

Our principal facilities are located in Queensland, Australia, where we lease approximately 3,300 square feet of commercial space and 2,500 square feet of office space through our subsidiary, Novagen Pty Ltd. The lease is currently on a month-to-month basis.

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

Quarter Ended	High	Low
December 31, 2014	$0.060	$.030
September 30, 2014	0.060	0.040
June 30, 2014	0.058	0.038
March 31, 2014	0.070	0.033
December 31, 2013	0.070	0.032
September 30, 2013	0.050	0.031
June 30, 2013	0.220	0.031
March 31, 2013	0.540	0.018

Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2013, the Company issued 2,000,000 shares of its common stock to related-party creditors in order to convert two promissory notes with an aggregate carrying value of $92,300 at the date of conversion (AU$100,000). The issuance of our common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Holders

On March 9, 2016, we had 52 registered holders of our common stock and 48,510,901 shares of common stock issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Convertible Securities

At December 31, 2014, we had four convertible debt instrument outstanding, the principal of which can be converted into a maximum of 2,400,000 shares of common stock. As of December 31, 2014, none of the debt had been converted into common stock.

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

As a result of the foregoing, our auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2014.

Results of Operations

We recorded a net comprehensive loss of $531,235 for the twelve months ended December 31, 2014, compared with a net comprehensive loss of $420,049 for the twelve months ended December 31, 2013 for the reasons enumerated in the following paragraphs.

Overall revenue volumes were down from the 2013 amount of $26,890 to $22,883 for 2014. Costs of revenues were also down from $28,176 in 2013 to $27,205 in 2014.

Total general and administrative expenses were slightly up from $269,283 in 2013 to $273,414 in 2014.

Depreciation expense was zero for the year ended December 31, 2014 because of our impairment of our property, plant and equipment (see Note 3 to the financial statements) versus $11,547 in 2013.

Interest expense (net of interest income) decreased significantly during 2014 (from $91,898 in 2013 to $58,343 in 2014). During 2013, we included $51,273 of interest expense resulting from the beneficial conversion feature issued during that year. If we remove that amount from interest expense for 2013, we have $40,674 in 2013 interest expense. This represents an actual increase in interest expense for 2014,commensurate with higher interest-bearing debt levels.

In 2013, we had $114,954 of costs related to the disposition of our operating subsidiary Novagen Pty Ltd. In Australia. We had no such costs in 2014.

Liquidity and Capital Reserves

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2014 our total liabilities amounted to $1,081,961 compared with $796,150 at December 31, 2013. Cash used in operations for the years ended December 31, 2014 and 2013 were $287,505 and $330,058, respectively. Cash flows provided from financing activities were $256,932 and $260,015, respectively for those periods.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements

FINANCIAL STATEMENTS

NOVAGEN INGENIUM, INC.

F - 1

 Report of Independent Public Accounting Firm

To the Board of Directors

Novagen Ingenium Inc.

Oro Valley, Arizona

We have audited the accompanying consolidated balance sheets of Novagen Ingenium Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Novagen Ingenium, Inc. as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 10, 2016

F - 2

NOVAGEN INGENIUM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Cash and equivalents	$4,334	$327
Accounts receivable, net	3,423
Other current assets		27
Total current assets	7,757	354

Property and equipment, net	—	227,038
Other non-current assets	—	18,085
Total non-current assets	—	245,123

TOTAL ASSETS	$7,757	$245,477

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$250,354	$159,562
Notes payable	532,176	338,481
Notes payable, related parties	223,184	215,167
Deferred income	76,247	82,940
Total current liabilities	1,081,961	796,150

TOTAL LIABILITIES	1,081,961	796,150

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 shares issued and outstanding at December 31, 2014 and 2013	4,852	4,852
Additional paid in capital	1,617,115	1,609,411
Accumulated other comprehensive gain (loss)	99,266	64,686
Common stock payable	17,550	17,550
Accumulated deficit	(2,812,987)	(2,247,172)
TOTAL STOCKHOLDERS' DEFICIT	(1,074,204)	(550,673)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,757	$245,477

The accompanying notes are an integral part of these consolidated financial statements

F - 3

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013
REVENUES
Sales	$22,883	$26,890
Cost of revenues	27,205	28,176
Gross margin	(4,322)	(1,286)

OPERATING EXPENSES
General and administrative expenses	273,414	269,283
Depreciation, depletion and amortization	—	11,547
Asset impairments	229,736
Total operating expenses	503,150	280,830

Loss from operations	(507,472)	(282,116)

OTHER INCOME/(EXPENSE)
Interest income	16	49
Interest expense	(58,359)	(91,947)
Total other expense	(58,343)	(91,898)

Net loss from continuing operations	(565,815)	(374,014)
Discontinued operations	—	(114,954)
Net loss	$(565,815)	$(488,968)

OTHER COMPREHENSIVE LOSS
Currency translation	34,580	68,919
Net comprehensive loss	$(531,235)	$(420,049)

Net loss per share	$(0.01)	$(0.01)
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	47,551,997

The accompanying notes are an integral part of these consolidated financial statements

F - 4

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other	Common		Total
		Par	Paid in	Comprehensive	Stock	Accumulated	Stockholder
	Shares	Value	Capital	Gain/ (Loss)	Payable	Deficit	Equity
Balance, December 31, 2012	46,510,901	$4,652	$1,199,494	$(4,233)	$—	$(1,758,204)	$(558,291)

Shares issued for conversion of debt	2,000,000	200	93,894				94,094
Beneficial conversion feature of promissory note			51,273				51,273
Gain on sale of subsidiary to related party			264,750				264,750
Unrealized currency gains / (losses)				68,919			68,919
Shares promised on connection with asset purchase					17,550		17,550
Net loss						(488,968)	(488,968)
Balance, December 31, 2013	48,510,901	4,852	1,609,411	64,686	17,550	(2,247,172)	(550,673)

Imputed interest			7,704				7,704
Unrealized currency gains / (losses)				34,580			17,327
Net loss						(565,815)	(565,815)
Balance, December 31, 2014	48,510,901	$4,852	$1,617,115	$99,266	$17,550	$(2,812,987)	$(1,074,204)

The accompanying notes are an integral part of these consolidated financial statements

F - 5

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(565,815)	$(488,968)

Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature of promissory note	—	51,273
Depreciation	—	11,547
Asset impairment	229,736	—
Imputed interest	7,704	—

Change in operating assets and liabilities:
Accounts receivable	(3,767)	7,995
Accrued interest	30,483	—
Prepaid expenses and other current assets	—	13,029
Deferred revenue	—	22,968
Accounts payable and accrued expenses	14,154	52,098
Net cash provided by / (used in) operations	(287,505)	(330,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	243,309	130,872
Proceeds from related-party notes payable	138,889	153,859
Payments on related-party notes payable	(125,266)	(24,716)
Net cash provided by/(used in) financing activities	256,932	260,015

Foreign exchange effect	34,850	68,919

Net change in cash and equivalents	4,007	(1,124)
Cash and equivalents, beginning of period	327	1,451
Cash and equivalents, end of period	$4,334	$327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,312	$10,852
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Debt conversions	$—	$94,094
Shares Issued for property, plant and equipment	$—	$17,550
Sale of subsidiary to related party	$—	$264,750
Debt issued for property, plant and equipment	$—	$239,563
Implied Australian General Services Tax	$—	$18,085
Debt discount	$—	$51,273
Reclassification of notes payable to related-party	$112,697	$—

F - 6

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

F - 7

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

Property and Equipment

The Company has property and equipment that was being depreciated over the period between two to ten years. At January 1, 2014, we impaired all of our property, plant and equipment (see Note 3).

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

F - 8

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

The following table provides the exchange rates used to translate the balances in the accounts from Australian Dollars to US Dollars:

		Australian Dollar / US Dollar
Item	Rate Used	2014	2013
Assets and liabilities	Year-end	0.8156	0.8906
Revenues and expenses	Average	0.9022	0.9670

F - 9

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

Stock-Based Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Successor Company did not grant any stock options during 2013 or 2014.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2014 and 2013, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

F - 10

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

Note 2. Going Concern

The Company has an accumulated deficit of $2,812,987 at December 31, 2014, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Property and Equipment

The Company has property and equipment being depreciated over five years. Depreciation on property and equipment is provided on a straight line basis over their expected useful lives.

On October 11, 2013, the Company acquired certain plant and equipment in exchange for a promissory note in the amount of AU$270,000 (approximately US$239,563) plus 270,000 shares of the Company common stock. An independent valuation of the fair value of the equipment was performed in Australia and determined that its fair value, before considering the Australian Goods and Services Tax (“GST”), was AU$203,060 (or approximately US$180,169). 10% of the amount was considered to be GST tax and not allocated to the purchase price, but held as future input GST payments. We valued the shares promised as consideration at their fair values on the date of the acquisition and added US$17,550 to the total amount of consideration given. Therefore, the total amount of consideration given, including the promissory note and promised stock, was US$257,113 and US$18,085 was allocated to input GST to be applied against future tax payments.

F - 11

Because the asset purchase in 2013 failed to produce positive cash flows for 2013 or 2014, management elected to impair 100% of the carrying value of the property plant and equipment. At December 31, 2013, property, plant and equipment historical cost, accumulated depreciation and net carrying values were $237,118, $10,080 and $227,038, respectively. We charged asset impairments with $229,736. The difference between the impairment value in 2014 and the net carrying value at December 31, 2013 was due to exchange rate differences.

Depreciation expense was $11,547 for the year ended December 31, 2013.

Note 4. Notes Payable

Borrowings from related parties

Prior to December 31, 2013, the Company issued four promissory notes payable to related parties: Rubyden Pty Ltd., Jennifer Mewett Pty Ltd., Loadstone Motor Corporation Pty Ltd. and Micheal Nugent, respectively. All the related party notes are unsecured, payable on demand, and accrue interest at the rate of 5% per annum on un-matured amounts and 10% on matured, unpaid amounts.

During the year ended December 31, 2013, the Company borrowed an additional $153,859 from related parties, made principal payments of $24,716 and converted the above-mentioned Rubyden and Jennifer Mewett debt of AU$100,000 (about US$94,094 at the time of conversion). In addition, $194,700 (AU$219,437) was extinguished upon the sale of Novagen Pty Ltd. to a related party.

We ended 2013 and began 2014 with $103,842 (AU$116,597) of related-party debt.

During the year ended December 31, 2014, we received $138,889 (AU$154,125) in loan proceeds, made principal payments of $125,266 (AU$139,008) and adopted $112,697 (AU$125,060) in related-party debt from the third-party notes payable section when several of our creditors joined our board of directors.

In addition, we reduced the US Dollar equivalent of our Australian related-party debts from $244,421 to 223,184 due to changes in exchange rates from the strengthening US Dollar.

Borrowings from third parties

During the year ended December 31, 2013, we borrowed $130,872 from unrelated parties, and extinguished $24,400 (AU$27,500) upon the sale of Novagen Pty Ltd to a related party.

We began 2014 with $449,806 (AU$505,060) in amounts owed to third parties for borrowings.

During the year ended December 31, 2014, we borrowed an additional $243,309 (AU$270,000), (“the 2014 Third-Party Borrowings”), made no principal payments on these debts, and transferred $112,697 (AU$125,060) to the related-party section of the financial statements when certain creditors became related parties by joining our board of directors. We also reduced the recorded debt in US Dollars from $580,418 to $532,176 due to changes in exchange rates from the strengthening US Dollar.

Of the 2014 Third-Party Borrowings:

On April 24, 2014, we borrowed US$18,023 (AU$20,000) from an unrelated party. The debt is not evidenced by a promissory note.

We issued a promissory note on September 22, 2014 for $18,023 (AU$20,000) which is callable by the maker at any time, and which bears interest at 5% (10% on matured, unpaid amounts). The note may be converted at any time at AU$0.25 per share (which, at December 31, 2014, was equal to about US$0.204). We paid no interest or principal on this note during 2014, but accrued interest of $247 (AU$274).

F - 12

We issued an additional promissory note on September 22, 2014 for $27,034 (AU$30,000) which is callable by the maker at any time, and which bears interest at 5% (10% on matured, unpaid amounts). The note may be converted at any time at AU$0.25 per share (which, at December 31, 2014, was equal to about US$0.204). We paid no interest or principal on this note during 2014, but accrued interest of $385 (AU$427)..

On November 24, 2014, we issued a promissory note in the amount of $180,229 (AU$200,000). The note is callable by the maker at any time, bears interest at 4.5%, and is convertible into 2,000,000 shares of common stock. We paid no interest or principal on this note during 2014, but accrued interest of $2,877 (AU$3,193).

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

On third-party borrowings in total, we accrued $32,822 (AU$36,422) and paid $15,615 (AU$17,328) in interest and transferred $112,697 (AU$125,060) of principal and $14,104 (AU$15,651) of interest to the related-party section when certain creditors joined our board of directors.

In addition to the convertible promissory notes issued to creditors during 2014, one promissory note from before 2014 for AU$50,000 (US$45,057) can be converted into common stock at the rate of AU$0.10.

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

During the year ended December 31, 2014, we issued no additional common shares and had 48,510,901 shares issued and outstanding at December 31, 2014.

Note 6. Related Party Transactions

During the year ended December 31, 2013, we had net borrowings of $41,617 (AU$43,038) from the 22nd Trust, an entity for whom the Trustee is the wife of our Chief Executive Officer, Micheal Nugent, and extinguishment of the 22nd Trust’s debt of $115,496 (AU$119,437) upon the sale of Novagen Pty Ltd. to a related party.

During the year ended December 31, 2013, we had net borrowings from related parties other than the 22nd Trust of $87,526 (AU$98,626), debt converted into common stock of $94,094 (AU$100,000), and extinguished $96,700 (AU$100,000) of related-party debt when we sold Novagen Pty Ltd. to a related party.

During the year ended December 31, 2014, we received $138,889 (AU$154,125) in loan proceeds, made principal payments of $125,266 (AU$139,008) and adopted $112,697 (AU$125,060) in related-party debt from the third-party notes payable section when several of our creditors joined our board of directors.

F - 13

In addition, we reduced the US Dollar equivalent of our Australian related-party debts from $244,421 to 223,184 due to changes in exchange rates from the strengthening US Dollar.

At December 31, 2014, since-inception cumulative net interest and principal payments to the Twenty-Second Trust exceeded borrowings from, and interest accruals to, the Twenty Second Trust by $14,259 (AU$15,823) and $103 (AU$114), respectively. At December 31, 2014, we fully reserved these amounts and included them in compensation expense.

Note 7. Business Combinations and Dispositions

Sale of Novagen Pty Ltd.

On July 1, 2013, we sold our subsidiary, Novagen Pty Ltd. to a related party for AU$100 (about US$92). The effect on the financial statements was to reduce assets by US$51,394, reduce liabilities by US$307,900, reduce stockholders’ equity by $22,700, increase the foreign exchange effect by $14,456, and to record a gain of $264,750 on the sale as follows:

Financial Statement Item	Financial Effect
Assets
Cash and equivalents	$(3,365)
Other current assets	(6)
Investments	(16,747)
Property, plant and equipment	(35,946)
Accumulated depreciation	6,981
Intangible assets	(2,309)
Total assets	(51,394)

Liabilities
Accounts payable and accrued liabilities	42,432
Notes payable	25,383
Notes payable, related parties	240,085
Deferred income	—
Total current liabilities	307,900

Stockholders' Deficit
Additional paid in capital	6,745
Accumulated loss	15,955
Total stockholders' deficit	22,700

Foreign exchange effect	(14,456)

Gain on sale of Novagen Pty Ltd to related party	$264,750

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

F - 14

Note 8. Income Taxes

At December 31, 2014 and 2013, the Company had deferred tax assets of approximately $815,000 and $529,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2014 and 2013. The significant component of the deferred tax asset at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Deferred tax asset at 30%	$698,396	$529,000
Valuation allowance	(698,396)	(529,000)
Net deferred tax asset	$—	$—

At December 31, 2014 and 2013, the Company had net operating loss carry forwards of approximately $2,328,000 and $1,762,000, respectively, which will begin to expire in the year 2026.

Note 9. Subsequent Events

On March 25, 2015, the Renegade Engine Company Pty Ltd., (“Renegade”), a wholly owned subsidiary, transferred all trade names and trademarks to Novagen Precision Engineering Pty Ltd., (“Novagen Precision”), another wholly-owned subsidiary. Subsequently, we changed the name of Renegade R Urban Streetware Pty Ltd. (“R Urban”) and sold R Urban to a related party on March 26, 2015.

We have evaluated subsequent events through the date of this report.

F - 15

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2015, subject to available resources.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Name	Position	Age	Term Period Served as Director/Officer

Micheal P. Nugent	CEO, President and a director	52	2011 to present

Noel Charles Mewett	Director	65	2013 to present

Garry Kinnaird	Director	61	2013 to present

Dr. Jon N. Leonard	Director	75	Appointed March 8, 2015

Kenneth R. Grohs	Director	64	Appointed March 8, 2015

Sonny Nugent	Director	28	Appointed March 8, 2015

Micheal Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations
CEO	2011	2014	Loadstone Motor Corporation Pty Ltd.	engine development and manufacture
director, CEO	2009	Present	Tautachrome, Inc.	Computer technology
director, CEO	2008	2013	Nugent Aerospace, Inc.	non-operating
director, CEO	2008	2013	Fire From Ice, Inc.	non-operating
CEO	2006	2014	Adbax Truckside Management Pty Ltd.	transport industry service provider
CEO	2003	2013	Cycclone Magnetic Engines, Inc.	engine development
director	2001	2013	Roadships Australia Pty Ltd.	transportation logistics
director	2001	2013	Bronzelink Pty Ltd.	holding company

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

Dr. Jon N. Leonard

Since September 2002, Dr. Leonard has been the Chief Executive Officer of and Chairman of the Board for Click Evidence, Inc., an Arizona corporation engaged in the development of smartphone imaging applications. From September 2002 through to May 2012, Dr. Leonard was variously employed by Raytheon Missile Systems Company as Senior Director of Programs, Advance Programs, and as Director, Counter Terrorism Technology.

Mr. Leonard holds a Ph.D. in Mathematics from the University of Arizona, a M.Sc. in Aerospace Engineering from U.C.L.A. and a B.A. in Physics from the University of Arizona.

Kenneth R. Grohs

Since 1983, Mr. Grohs has served as a Director and Senior Design Engineer of Goldenrod Pty Ltd., an Australian company engaged in the business of providing consulting structural engineering services primarily with respect to structural design and supervision of multi-story units, large to medium industrial complexes and domestic structures.

Mr. Grohs holds a Diploma of Civil Engineering from the Gippsland Institute of Advanced Education. He is a member of the Institution of Engineers, Australia, as well as the Board of Professional Engineers of Queensland.

Sonny Nugent

Sonny Nugent has been a director of Renegade Engine Company Pty Ltd., a wholly-owned subsidiary of the Registrant, since 2012. Since 2014, he has also held directorships with Novagen Finance Pty Ltd. and Novagen Precision Engineering Pty Ltd, each a wholly-owned subsidiary of the Registrant. Since 2013, Mr. Nugent has been a director of Fire From Ice Films Pty Ltd., an Australian film production company. From 2011 to 2012, Mr. Nugent was employed as a foreman by BC Platinum Construction Pty Ltd., an Australian construction company.

Sonny Nugent is the son of Micheal Nugent and Tamara Nugent. Micheal Nugent is the President, Chief Executive Officer, Chief Financial Officer and a director of the Registrant. Tamara Nugent is the sole trustee for Twenty Second Trust, the controlling shareholder of the Registrant. Sonny Nugent is a beneficiary of Twenty Second Trust.

Family Relationships:

There is no family relationship among any of our executive officers and directors other than that enumerated above between Sonny Nugent and Micheal Nugent.

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

Committees of the Board

All proceedings of our board of directors for the fiscal year ended December 31, 2014 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of December 31, 2014, information concerning ownership of the Company’s securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class
Micheal Peter Nugent (1)	Common Stock	29,297,600	60.4%
Noel Charles Mewett	Common Stock	2,050,000	4.2%
Garry Kinnaird	Common Stock	500,000	1.0%
All directors and executive officers, as a group	Common Stock	31,847,600	65.7%
Twenty Second Trust (1)	Common Stock	29,297,600	60.4%

(1) By operation of Rule 16a-8 of the Exchange Act of 1934, as amended, the holding of 29,297,600 shares of the Company’s common stock by Twenty Second Trust is attributable to Micheal Peter Nugent as Mr. Nugent’s wife is the sole trustee of Twenty Second Trust.

The mailing address for all directors, executive officers and beneficial owners of more than 5% of our common stock is 1846 E. Innovation Park Drive, Oro Valley, Arizona 85755.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2013 and 2014 was $20,000 and $30,000 respectively.

PART IV

ITEM 15. EXHIBITS

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

NOVAGEN INGENIUM INC.
Date: March 10, 2016	By: /s/ Micheal P. Nugent Micheal P. Nugent Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Micheal P. Nugent Micheal P. Nugent	Chief Executive Officer, President and a director	March 10, 2016

/s/ Noel Charles Mewett Noel Charles Mewett	director	March 10, 2016

/s/ Garry Kinnaird Garry Kinnaird	director	March 10, 2016

