Form 10-Q
period 2015-03-31
Novagen Ingenium Inc.
filed 2016-03-18
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☒ TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number: 333-149617

Novagen Ingenium, Inc.
(Name of registrant as specified in its charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Drive, Oro Valley, AZ 85755

(Address of Principal Executive Offices)

(310) 994-7988

(Issuer's telephone number)

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

As of March 17, 2016, the issuer had 48,510,901 shares of common stock, $0.001 par value per share, issued and outstanding.

 NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and equivalents	$11,471	$4,334
Accounts receivable, net	-	3,423
Total current assets	11,471	7,757

TOTAL ASSETS	$11,471	$7,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$204,727	$250,354
Notes payable	535,230	532,176
Notes payable, related parties	231,847	223,184
Deferred income	-	76,247
Total current liabilities	971,804	1,081,961

TOTAL LIABILITIES	971,804	1,081,961

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 shares issued and outstanding at March 31, 2015 and December 31, 2014	4,852	4,852
Additional paid in capital	1,774,349	1,617,115
Accumulated other comprehensive gain (loss)	164,650	99,266
Common stock payable	17,550	17,550
Accumulated deficit	(2,921,735)	(2,812,987)
TOTAL STOCKHOLDERS' DEFICIT	(960,333)	(1,074,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,471	$7,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Sales	$373	$-
Cost of revenues	1,081	-
Gross profit	(708)	-

OPERATING EXPENSES
General and administrative expenses	92,914	36,488
Asset impairments	-	228,516
Total operating expenses	92,914	265,004

Loss from Operations	(93,622)	(265,004)

OTHER INCOME/(EXPENSE)
Interest expense	(15,126)	(7,559)
Total other expense	(15,126)	(7,559)

Net loss	$(108,748)	$(272,563)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	65,385	(32,984)
Net comprehensive gain (loss)	$(43,363)	$(305,547)

Net loss per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	48,510,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(108,748)	$(272,563)

Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairments	-	228,516
Imputed interest	1,412	1,563

Change in operating assets and liabilities:
Accounts receivable	3,286	-
Accrued interest	13,030	7,731
Prepaid expenses and other current assets	-	18,202
Accounts payable and accrued expenses	36,832	15,978
Net cash provided by / (used in) operations	(54,188)	(573)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	39,305	-
Proceeds from related-party notes payable	23,799	19,999
Payments on related-party notes payable	(1,284)	(597)
Net cash provided by/(used in) financing activities	61,820	19,402

Foreign exchange effect	(495)	(18,984)

Net change in cash and equivalents	7,137	(155)
Cash and equivalents, beginning of period	4,334	327
Cash and equivalents, end of period	$11,471	$172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$3,883
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reclassification of notes payable to related party	-	112,101
Gain on disposal of subsidiary with related party	155,822	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Nature of Business

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as "Novagen" and the "Company"), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Solar, Inc., and formed or acquired various subsidiaries which are in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operates from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Commission on March 11, 2016. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $2,921,735, and a working capital deficit of $1,074,204. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

During the three months ended March 31, 2015, we had borrowings from related parties of AU$30,000 ($23,799) and repaid $1,284 to related parties and accrued an additional $5,945 in interest.

The Company evaluated the terms of the above related-party notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that the underlying common stock is indexed to the Company's common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that no beneficial conversion feature exists.

On March 26, 2015, we sold our subsidiary, Renegade Engine Company Pty Ltd. to a related party for AU$1, but retained the Renegade trademark. The effect on the financial statements was to reduce assets by US$248, reduce liabilities by US$151,811, increase the foreign exchange effect by $4,259, and to record a gain of $155,822 on the sale as follows:

Financial Statement Item	Financial Effect
Assets
Cash and equivalents	$248
Total assets	248

Liabilities
Accounts payable and accrued liabilities	(151,811)
Total current liabilities	(151,811)

Foreign exchange effect	(4,259)

Gain on sale of Novagen Pty Ltd to related party	$155,822

Because the sale was to a related party, we included the gain in Additional Paid in Capital.

Note 4 – Notes Payable

During the quarter ended March 31, 2015, we borrowed AU$50,000 (US$39,305) on an previously-existing promissory note (on which we had a balance before this borrowing of AU$50,000 (US$40,937). That note bears interest at 5%, is callable by the maker at any time, and is convertible to common stock at $0.10 per share.

The Company evaluated the terms of the above third-party note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that the underlying common stock is indexed to the Company's common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that no beneficial conversion feature exists.

At December 31, 2014, we had $18,867 in unpaid interest. During the three months ended March 31, 2015, we accrued an additional $8,992 in interest and paid none of the outstanding interest balances.

Note 5 – Stockholders' Equity

We issued no common or preferred stock during the three months ended March 31, 2015.

For the three months ended March 31, 2015, we imputed $1,412 on several non-interest-bearing notes.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Overview

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as "Novagen" and the "Company"), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Solar, Inc., and formed or acquired various subsidiaries which are in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operates from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business.

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

Our currently available capital and cash flow has been generated through share subscriptions and loans from management and non-affiliated third parties and it is our management's intention that this will continue until the Company earns sufficient revenue to be self-sustaining.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three Months Ended March 31, 2015 and 2014

Revenues and cost of sales:

We had de minimis sales and cost of sales in our wholly-owned subsidiary Renegade Engine Company Pty Ltd for the three months ended March 31, 2015. As discussed in Note 3 to the financial statements, we sold that subsidiary on March 26, 2015. We had no sales or cost of sales for the same period in 2014.

General and administrative expenses:

General and administrative expenses totaled $92,914 for the three months ended March 31, 2015 versus $36,488 for the same period in 2014. The increases from 2014 are mostly due to U.S. compliance costs and travel.

Asset impairments:

We impaired 100% of the carrying value of our property, plant and equipment in 2014 and charged asset impairments with $228,516. There were no such impairments in 2015.

Interest expense:

Interest expense was $15,126 for the three months ended March 31, 2015 versus $7,559 for the same period in 2014.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a positive $65,385 for the three months ended March 31, 2015 and a negative $32,984 for the same period in 2014.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At March 31, 2015, we had negative working capital of $1,074,204 and negative cash flows from operations of $54,188 for the three months ended March 31, 2015. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company's disclosure controls and procedures are not effective at March 31, 2015 or December 31, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document Description

3.1	Amended Articles of Incorporation, Novagen Ingenium Inc (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

3.2	Amended and Restated Bylaws, Novagen Ingenium Inc (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVAGEN INGENIUM, INC.

Date: March 17, 2016	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Principal Executive Officer

Date: March 17, 2016	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Principal Financial Officer

