Form 10-Q
period 2015-09-30
Novagen Ingenium Inc.
filed 2016-03-18
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and equivalents	$1,022	$4,334
Accounts receivable, net	-	3,423
Total current assets	1,022	7,757

TOTAL ASSETS	$1,022	$7,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$236,005	$250,354
Notes payable	510,811	532,176
Notes payable, related parties	259,523	223,184
Deferred income	-	76,247
Total current liabilities	1,006,339	1,081,961

TOTAL LIABILITIES	1,006,339	1,081,961

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 shares issued and outstanding at September 30, 2015 and December 31, 2014	4,852	4,852
Additional paid in capital	1,772,610	1,617,115
Accumulated other comprehensive gain (loss)	251,892	99,266
Common stock payable	17,550	17,550
Accumulated deficit	(3,052,221)	(2,812,987)
TOTAL STOCKHOLDERS' DEFICIT	(1,005,317)	(1,074,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,022	$7,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STAEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
REVENUES
Sales	$373	$9,031	$-	$9,031
Cost of revenues	1,081	17,945	-	17,945
Gross profit	(708)	(8,914)	-	(8,914)

OPERATING EXPENSES
General and administrative expenses	192,534	218,516	50,686	70,994
Asset impairments	-	228,516	-	-
Total operating expenses	192,534	447,032	50,686	70,994

Loss from operations	(193,242)	(455,946)	(50,686)	(79,908)

OTHER INCOME/(EXPENSE)
Interest expense	(45,992)	(40,430)	(14,667)	(15,590)
Total other expense	(45,992)	(40,430)	(14,667)	(15,590)

Net loss	$(239,234)	$(496,376)	$(65,353)	$(95,498)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	152,626	13,947	94,695	68,344
Net comprehensive gain (loss)	$(86,608)	$(482,429)	$29,342	$(27,154)

Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	48,510,901	48,510,901	48,510,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(239,234)	$(496,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairments	-	228,516
Imputed interest	4,486	5,770

Change in operating assets and liabilities:
Accounts receivable	3,184	(8,388)
Accrued interest	21,451	16,139
Prepaid expenses and other current assets	-	17,930
Accounts payable and accrued expenses	72,882	21,332
Net cash provided by / (used in) operations	(137,231)	(215,077)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	62,753	150,107
Proceeds from related-party notes payable	78,443	127,720
Payments on related-party notes payable	(5,077)	(69,252)
Net cash provided by/(used in) financing activities	136,119	208,575

Foreign exchange effect	(2,200)	13,947

Net change in cash and equivalents	(3,312)	7,445
Cash and equivalents, beginning of period	4,334	327
Cash and equivalents, end of period	$1,022	$7,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,163	$24,413
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reclassification of notes payable to related party	$-	$112,101
Gain on disposal of subsidiary with related party	$155,822	$-

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $3,052,221, and a working capital deficit of $1,005,317. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the nine months ended September 30, 2015, we had borrowings from related parties of AU$102,969 (US$78,443) and repaid AU$6,664 (US$5,077) to related parties and accrued an additional $19,356 in interest.

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

Note 4 – Notes Payable

During the nine months ended September 30, 2015, we borrowed AU$50,000 (US$39,305) on a previously-existing promissory note (on which we had a balance before this borrowing of AU$50,000 (US$40,937). That note bears interest at 5%, is callable by the maker at any time, and is convertible to common stock at $0.10 per share.

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

At December 31, 2014, we had $18,867 in unpaid interest. During the nine months ended September 30, 2015, we accrued an additional $28,182 in interest and paid none of the outstanding interest balances.

Note 5 – Stockholders' Equity

We issued no common or preferred stock during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, we imputed $4,486 on several non-interest-bearing notes.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the nine and three months ended September 30, 2015 and 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Nine months ended September 30, 2015 and 2014

Revenues and cost of sales:

We had de minimis sales and cost of sales in our wholly-owned subsidiary Renegade Engine Company Pty Ltd for the nine months ended September 30, 2015. As discussed in Note 3 to the financial statements, we sold that subsidiary on March 26, 2015. For the nine months ended September 30, 2014, we had $9,031 and $17,945 in sales and cost of sales, respectively.

General and administrative expenses:

General and administrative expenses totaled $192,534 for the nine months ended September 30, 2015 versus $218,516 for the same period in 2014 representing a 12% decrease.

Asset impairments:

We impaired 100% of the carrying value of our property, plant and equipment in 2014 and charged asset impairments with $228,516. There were no such impairments in 2015.

Interest expense:

Interest expense was $45,992 for the nine months ended September 30, 2015 versus $40,430 for the same period in 2014. The increase is due to higher debt levels.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a positive $152,626 for the nine months ended September 30, 2015 and a positive $13,947 for the same period in 2014.

Three months ended September 30, 2015 and 2014

Revenues and cost of sales:

We had no sales or cost of sales for the three months ended September 30, 2015. For the three months ended September 30, 2014, we had $9,031 and $17,945 in sales and cost of sales, respectively.

General and administrative expenses:

General and administrative expenses totaled $50,686 for the three months ended September 30, 2015 versus $70,994 for the same period in 2014 representing a 29% decrease.

Interest expense:

Interest expense was $14,667 for the three months ended September 30, 2015 versus $15,590 for the same period in 2014.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a positive $94,695 for the three months ended September 30, 2015 and a positive $68,344 for the same period in 2014.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At September 30, 2015, we had negative working capital of $1,005,317 and negative cash flows from operations of $137,231 for the nine months ended September 30, 2015. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company's disclosure controls and procedures are not effective at September 30, 2015 or December 31, 2014. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

