Form 10-K
period 2015-12-31
Novagen Ingenium Inc.
filed 2016-06-06
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,513,064.

As of June 6, 2016 the Registrant had 48,510,901 shares of its Common Stock outstanding.

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

As used herein, the terms "we", "us", "our" and "the Company" refer to Novagen Ingenium Inc and the term "Novagen Group" refers to the Company and its five wholly-owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business Overview

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as "Novagen" and the "Company"), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Solar, Inc., and formed or acquired various subsidiaries which are in the business of engine design and development, precision engineering services and industrial services supply. Novagen operates from leased premises situated at Biggera Waters, Queensland, Australia for use as an office, workshop, prototype machine shop and engine assembly shop. Novagen also operates from shared premises situated at Ernest, Queensland, Australia for precision engineering services, CNC machining and production machining services. Further, Novagen operates administrative and office activities from shared leased offices located at Oro Valley, Arizona USA.

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

Modern engines have seen the inclusion of radical technologies such as staggered crank shaft journals, piston coolers, complex computer electrical control systems and other advancements which are now mainstream features. Novagen is focussed on new geometric configuration design engines. Novagen intends to develop engines based on disruptive innovative designs and technology that can be powered by gasoline, diesoline, biofuels, liquid petroleum gas, steam, permanent magnets and other alternative power sources.

The Novagen Y Engine

On July 5, 2012 Novagen acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd., an Australian company, from Micheal Nugent, the President and CEO of Novagen. Y Engine Developments was the owner of all of the intellectual property, patentable rights, prototype models and associated machinery and parts of the opposing piston, divaricate cylinder Y engine (The Novagen Y Engine).

On October 14, 2012, Novagen filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, Novagen filed an updated patent application and is currently preparing the utility patent application.

The Novagen Y Engine (patent pending) under development is a new design engine configuration that utilizes opposing pistons and three angled cylinders with 180º crank journals.

The Renegade V-Twin Custom Motorcycle Engine

On June 1, 2012 Novagen acquired all of the issued and outstanding shares of R Urban Streetwear Pty Ltd (formally Renegade Engine Company Pty Ltd) (Renegade). Renegade was is in the business of design, manufacture and distribution of V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. On March 26, 2015, Novagen sold R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark, engine manufacturing design, development and manufacturing operations.

Renegade Engine Company, a division of Novagen Precision Engineering Services Pty Ltd, designs, develops and manufactures high end custom motorcycle V-Twin motorcycle engines.

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

Novagen Precision Engineering Services

On April 22, 2013 Novagen acquired all of the plant, equipment and inventory of N.C. Precision Engineering Pty Ltd., a precision engineering business located in Ernest, Queensland, Australia.

Novagen utilizes the plant and equipment, which is a full service precision engineering and production manufacturing facility to develop prototype parts for the Novagen Y engine, new parts for the Renegade V-Twin custom motorcycle engine and other components including tooling as required.

Products and Services

The Renegade V-Twin custom motorcycle engine is marketed through previous and new dealers. There has not been a market for these types of engines since the slowdown in the custom motorcycle industry from 2012. Renegade has supplied USA legendary custom motorcycle manufacturer, Jesse James with engines and parts in line with developing a branded Jesse James Renegade V-Twin engine. This work is ongoing.

From time to time, Novagen supplies industrial services such as specific vehicle supply, labor supply and engineering services on a commercial basis. Novagen is currently supplying a tow vehicle and fully dressed promotion trailer for the sign up tour of SafedateApp, a personal safety APP developed by Tautachrome, Inc.

Design and Development

We believe the combination of established products being delivered to market as original equipment manufacturers and the design and development of new engine technology places the company in a strong competitive position.

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

March 26, 2015, Novagen sold R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark, engine manufacturing design, development and manufacturing operations.

Our wholly owned subsidiary, Novagen Precision Engineering Pty Ltd trading as Renegade Engine Company, holds a registered trademark for the Renegade logo and the Renegade trade name in connection with motorcycles and motorcycle products.

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

Facilities

Our principal facilities are located in Queensland, Australia, where we lease approximately 3,300 square feet of commercial space and 2,500 square feet of office space through our subsidiary, Novagen Pty Ltd. We pay approximately $2,300 per month which runs through July 1, 2018.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares trade under the symbol "NOVZ" on the OTCBB and the OTCQB. Very limited trading activity with our common stock has occurred during the past two years and the subsequent interim period; therefore, only limited historical price information is available. The following table sets forth the high and low bid prices of our common stock for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
December 31, 2015	$0.085	$0.077
September 30, 2015	0.090	0.071
June 30, 2015	0.080	0.040
March 31, 2015	0.110	0.050
December 31, 2014	0.060	0.030
September 30, 2014	0.060	0.040
June 30, 2014	0.058	0.038
March 31, 2014	0.070	0.033

Holders

On May 6, 2015, we had 52 registered holders of our common stock and 48,510,901 shares of common stock issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Convertible Securities

At December 31, 2015, we had six convertible debt instruments outstanding, the principal of which can be converted into a maximum of 3,280,000 shares of common stock. As the date of this report, none of the debt had been converted into common stock.

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

Overview

Our business is in the early stages of development. We have not earned any significant revenues since inception. Our currently available capital and cash flow has been generated through share subscriptions and loans from management and non-affiliated third parties and it is management's intention that this will continue together with increases in revenue.

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

As a result of the foregoing, our auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2015.

Results of Operations

We recorded a net comprehensive loss of $243,359 for the twelve months ended December 31, 2015, compared with a net comprehensive loss of $531,235 for the twelve months ended December 31, 2014 for the reasons enumerated in the following paragraphs.

We recorded only $357 of revenues, $1,032 of cost of sales and $675 of negative gross margin during the year ended December 31, 2015 versus $22,883; $27,205 and negative $4,322, respectively in 2014. All of our sales activity in 2014 and 2015 was recorded in our wholly-owned subsidiary, Renegade Engine Company Pty Ltd. which was sold on March 26, 2015 (see Note 6). We had no sales activity subsequent to the sale of Renegade.

Total general and administrative expenses were slightly up from $273,414 in 2014 to $291,569 in 2015 (about 7% in total).

During the year ended December 31, 2014, we impaired assets with a carrying value of $229,736. We had no such impairment during 2015.

Interest expense (net of interest income) increased from $58,343 during the year ended December 31, 2014 to $63,823 during 2015 owing to higher interest-bearing debt levels.

Liquidity and Capital Reserves

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2015 our total liabilities amounted to $1,174,607 compared with $1,081,961 at December 31, 2014 and our working capital deficit was $1,162,617 and $1,074,204 as of December 31, 2015 and 2014, respectively.

Cash used in operations for the years ended December 31, 2015 and 2014 was $280,404 and $287,505, respectively. Cash flows provided from financing activities were $278,425 and $256,932, respectively for those periods.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements

FINANCIAL STATEMENTS

NOVAGEN INGENIUM, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Novagen Ingenium Inc.

Oro Valley, Arizona

We have audited the accompanying consolidated balance sheets of Novagen Ingenium Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and other comprehensive loss, stockholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Novagen Ingenium, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 3, 2016

NOVAGEN INGENIUM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Cash and equivalents	$1,990	$4,334
Accounts receivable, net	-	3,423
Other current assets	10,000	-
Total current assets	11,990	7,757

TOTAL ASSETS	$11,990	$7,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$229,607	$250,354
Notes payable	531,741	532,176
Notes payable, related parties	413,259	223,184
Deferred income	-	76,247
Total current liabilities	1,174,607	1,081,961

TOTAL LIABILITIES	1,174,607	1,081,961
Commitments
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 shares issued and outstanding at December 31, 2015 and 2014	4,852	4,852
Additional paid in capital	1,772,061	1,617,115
Accumulated other comprehensive gain (loss)	212,074	99,266
Common stock payable	17,550	17,550
Accumulated deficit	(3,169,154)	(2,812,987)
TOTAL STOCKHOLDERS' DEFICIT	(1,162,617)	(1,074,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,990	$7,757

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014
REVENUES
Sales	$357	$22,883
Cost of revenues	1,032	27,205
Gross margin	(675)	(4,322)

OPERATING EXPENSES
General and administrative expenses	291,569	273,414
Asset impairment	-	229,736
Total operating expenses	291,569	503,150

Loss from operations	(292,244)	(507,472)

OTHER INCOME/(EXPENSE)
Interest income	-	16
Interest expense	(63,923)	(58,359)
Total other expense	(63,923)	(58,343)

Net loss	$(356,167)	$(565,815)

OTHER COMPREHENSIVE LOSS
Currency translation	112,808	34,580
Net comprehensive loss	$(243,359)	$(531,235)

Net loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	48,510,901

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Common Stock	Accumulated	Total Shareholder
	Shares	Par Value	Capital	Gain / (Loss)	Payable	Deficit	Deficit
Balances, December 31, 2013	48,510,901	$4,852	$1,609,411	$64,686	$17,550	$(2,247,172)	$(550,673)

Imputed interest	-	-	7,704	-	-	-	7,704
Unrealized currency gains	-	-	-	34,580	-	-	34,580
Net loss	-	-	-	-	-	(565,815)	(565,815)
Balance, December 31, 2014	48,510,901	4,852	1,617,115	99,266	17,550	(2,812,987)	(1,074,204)

Imputed interest	-	-	6,144	-	-	-	6,144
Sale of subsidiary to related party	-	-	148,802	-	-	-	148,802
Unrealized currency gains	-	-	-	112,808	-	-	112,808
Net loss	-	-	-	-	-	(356,167)	(356,167)
Balance, December 31, 2015	48,510,901	$4,852	$1,772,061	$212,074	$17,550	$(3,169,154)	$(1,162,617)

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(356,167)	$(565,815)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Asset impairment	-	229,736
Imputed interest	6,144	7,704

Change in operating assets and liabilities:
Accounts receivable	3,138	(3,767)
Accrued interest	38,017	30,483
Prepaid expenses and other current assets	(10,000)	-
Accounts payable and accrued expenses	38,464	14,154
Net cash provided by / (used in) operations	(280,404)	(287,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	60,054	243,309
Proceeds from related-party notes payable	231,631	138,889
Payments on related-party notes payable	(13,260)	(125,266)
Net cash provided by/(used in) financing activities	278,425	256,932

Foreign exchange effect	(365)	34,580

Net change in cash and equivalents	(2,344)	4,007
Cash and equivalents, beginning of period	4,334	327
Cash and equivalents, end of period	$1,990	$4,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,163	$24,413
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reclassification of notes payable to related party	$-	$112,697
Gain on sale of subsidiary to related party	$148,802	$-

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

On December 7, 2011, there was a change in control of the Company when Twenty Second Trust, a trust organized under the laws of the State of Queensland, Australia acquired control of the Company by purchasing 67% of the issued and outstanding shares of the Company's common stock from shareholders of the Company. Following the change in control, the board of directors determined that the Company should expand its business to include the development of environmentally sustainable energy solutions through innovative and eco-friendly products and technologies.

On January 3, 2012, the Company formed Novagen Pty Ltd under the laws of Australia, as a wholly owned operating subsidiary. On January 17, 2012, the Company formed Novagen Productions Pty Ltd. under the laws of Australia, as a wholly owned operating subsidiary. On March 2, 2012, the Company formed Novagen Finance Pty Ltd under the laws of Australia, as a wholly owned non-operating subsidiary.

On June 25, 2012 the Company acquired R Urban Streetwear Pty Ltd. (formally Renegade Streetwear Pty Ltd, "Renegade"), under the laws of Australia as a wholly owned operating subsidiary. Prior to the acquisition of Renegade Streetwear Pty Ltd the Company was a shell company. After acquiring Renegade, the Company's name was changed to Renegade Engine Company, Pty Ltd. At the time of the acquisition, Renegade was in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operated from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business. On March 26, 2015, Novagen sold R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark, engine manufacturing design, development and manufacturing operations.

On September 27, 2012, the Company acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd, a development stage Australian company (hereunder "Y Engine Developments"), from Michael Nugent, who is also the President and a director of the Company. The Company issued one common share to Mr. Nugent as the total aggregate consideration for Y Engine Developments.

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

Revenue Recognition

Revenue from the sale of goods is recognised by the company in accordance with Accounting Standards Codification "(ASC") 605, when all the following conditions have been satisfied:

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Our Corporate Structure

All of our business operations are conducted through our Australian subsidiaries, Novagen Precision Engineering Pty Ltd. and Novagen Finance Pty Ltd which are both wholly-owned.

Foreign Currency Translations

Novagen maintains its accounting records in US Dollars. The Company's subsidiaries are located and operating outside of the United States of America and they maintain their accounting records in Australian Dollars. For reporting purposes the Company reports its financial information in US Dollars.

Transactions in a currency other than the functional currency are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.

Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of stockholders' equity.

The following table provides the exchange rates used to translate the balances in the accounts from Australian Dollars to US Dollars:

		Australian Dollar / US Dollar
Item	Rate Used	2015	2014
Assets and liabilities	Year-end	0.7284	0.8156
Revenues and expenses	Average	0.7507	0.9022

Fair Value of Financial Instruments

The Company's financial instruments as defined by Accounting Standards Codification ("ASC") 825, "Disclosures about Fair Value of Financial Instruments," include accounts payable and accrued liabilities and notes payable. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Stock-Based Compensation

The Company adopted ASC 718, "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Successor Company did not grant any stock options during 2014 or 2015.

Comprehensive Income

The Company adopted ASC 220, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity and its Statements of Operations and Comprehensive Income. The Company's comprehensive income consists of net earnings for the period and currency translation adjustments.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2015 and 2014, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

Note 2. Going Concern

The Company has an accumulated deficit of $3,169,154 at December 31, 2015, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Management anticipates that significant dilution will occur as a result of any future sales of the Company's common stock and this will reduce the value of its outstanding shares. The Company cannot project the future level of dilution that will be experienced by investors as a result of its future financings, but it will significantly affect the value of its shares.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. Property and Equipment

On October 11, 2013, the Company acquired certain plant and equipment in exchange for a promissory note in the amount of AU$270,000 (approximately US$239,563) plus 270,000 shares of the Company common stock. An independent valuation of the fair value of the equipment was performed in Australia and determined that its fair value, before considering the Australian Goods and Services Tax ("GST"), was AU$203,060 (or approximately US$180,169). 10% of the amount was considered to be GST tax and not allocated to the purchase price, but held as future input GST payments. We valued the shares promised as consideration at their fair values on the date of the acquisition and added US$17,550 to the total amount of consideration given. Therefore, the total amount of consideration given, including the promissory note and promised stock, was US$257,113 and US$18,085 was allocated to input GST to be applied against future tax payments.

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

Note 4. Notes Payable

Borrowings from related parties

We began 2014 with $103,842 (AU$116,597) of related-party debt.

During the year ended December 31, 2014, we received $138,889 (AU$154,125) in loan proceeds, made principal payments of $125,266 (AU$139,008) and adopted $112,697 (AU$125,060) in related-party debt from the third-party notes payable section when several of our creditors joined our board of directors.

In addition, we reduced the US Dollar equivalent of our Australian related-party debts from $244,421 to $223,184 due to changes in exchange rates from the strengthening US Dollar.

During the year ended December 31, 2015, we received $231,631 (AU$247,583) in loan proceeds from related parties and made principal payments to related parties of $13,260 (AU$17,664). Additionally, we had certain other downward adjustments totaling $1,489 to the related party debt accounts arising from the sale of Renegade Engine Company.

Finally, at December 31, 2015, we reduced the US Dollar equivalent of our Australian related-party debts from $397,268 to $367,483 due to changes in exchange rates from the strengthening US Dollar.

Borrowings from third parties

We began 2014 with $449,806 (AU$505,060) in amounts owed to third parties for borrowings.

2014 Activity

During the year ended December 31, 2014, we borrowed an additional $243,309 (AU$270,000), ("the 2014 Third-Party Borrowings"), made no principal payments on these debts, and transferred $112,697 (AU$125,060) to the related-party section of the financial statements when certain creditors became related parties by joining our board of directors. We also reduced the recorded debt in US Dollars from $580,418 to $532,176 due to changes in exchange rates from the strengthening US Dollar.

Of the 2014 Third-Party Borrowings:

On April 24, 2014, we borrowed US$18,023 (AU$20,000) from an unrelated party. The debt is not evidenced by a promissory note.

We issued a promissory note on September 22, 2014 for $18,023 (AU$20,000) which is callable by the maker at any time, and which bears interest at 5% (10% on matured, unpaid amounts). The note may be converted at any time at AU$0.25 per share (which, at December 31, 2015, was equal to about US$0.182). We paid no interest or principal on this note during 2014, but accrued interest of $247 (AU$274). During the year ended December 31, 2015, we accrued an additional $898 (AU$997) in interest and made no interest or principal payments.

We issued an additional promissory note on September 22, 2014 for $27,034 (AU$30,000) which is callable by the maker at any time, and which bears interest at 5% (10% on matured, unpaid amounts). The note may be converted at any time at AU$0.25 per share (which, at December 31, 2015, was equal to about US$0.182). We paid no interest or principal on this note during 2014, but accrued interest of $385 (AU$427). During the year ended December 31, 2015, we accrued an additional $1,348 (AU$1,496) in interest and made no interest or principal payments.

On November 24, 2014, we issued a promissory note in the amount of $180,229 (AU$200,000). The note is callable by the maker at any time, bears interest at 4.5%, and is convertible into 2,000,000 shares of common stock. We paid no interest or principal on this note during 2014, but accrued interest of $2,877 (AU$3,193). Additionally, during the year ended December 31, 2015, we accrued $8,088 (AU$8,975), and made no interest or principal payments.

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

2015 Activity

During the year ended December 31, 2015, we borrowed an additional $60,054 (AU$80,000), ("the 2015 Third-Party Borrowings") and made no principal payments on these debts. We also reduced the recorded debt in US Dollars from $592,230 to $531,741 due to changes in exchange rates from the strengthening US Dollar.

Of the 2015 Third-Party Borrowings:

We issued a promissory note on April 2, 2015 for $7,507 (AU$10,000) which is callable by the maker at any time, and which bears interest at 4% (10% on matured, unpaid amounts). The note may be converted at any time at AU$0.25 per share (which, at December 31, 2015, was equal to about US$0.182). We paid no interest or principal on this note during 2015, but accrued interest of $270 (AU$300).

During the year ended December 31, 2015, we borrowed an additional $37,534 (AU$50,000) on an already-existing promissory note on which we had previously borrowed during 2013. We applied the same terms to the new borrowing as existed on that obtained in 2013: callable at any time, interest at 5% (10% on matured, unpaid amounts) and convertible at AU$0.10 (about US$0.073 at December 31, 2015). We accrued $4,082 (AU$4,530) on this entire promissory note during the year ended December 31, 2015 and made no interest or principal payments.

Lastly, on June 29, 2015, we borrowed $15,013 (AU$20,000) on which no promissory note was issued. We imputed $901 in interest expense for the year ended December 31, 2015, increasing Additional Paid in Capital by that amount.

The Company evaluated the terms of the above third-party and related-party notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that the underlying common stock is indexed to the Company's common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that no beneficial conversion feature exists.

Note 5. Capital Stock

Preferred stock

The Company has 50,000,000 shares of preferred stock authorized and none issued.

Common stock

The Company has 100,000,000 shares of common stock authorized.

During the years ended December 31, 2015 and 2014, we issued no common shares.

Imputed Interest

During the years ended December 31, 2015 and 2014, we imputed $6,144 and $7,704, respectively, on certain debts which were not evidenced by an interest-bearing promissory note.

Note 6. Related Party Transactions

All transactions referenced in this note represent transactions between the Company and officers and directors of the Company except for references to foreign exchange adjustments.

During the year ended December 31, 2014, we received $138,889 (AU$154,125) in loan proceeds, made principal payments of $125,266 (AU$139,008) and adopted $112,697 (AU$125,060) in related-party debt from the third-party notes payable section when several of our creditors joined our board of directors.

In addition, we reduced the US Dollar equivalent of our Australian related-party debts from $244,421 to 223,184 due to changes in exchange rates from the strengthening US Dollar at December 31, 2014.

At December 31, 2014, since-inception cumulative net interest and principal payments to the Twenty-Second Trust exceeded borrowings from, and interest accruals to, the Twenty Second Trust by $14,259 (AU$15,823) and $103 (AU$114), respectively. At December 31, 2014, we fully reserved these amounts and included them in compensation expense.

During the year ended December 31, 2015, we borrowed $190,344 from the 22nd Trust and made $773 in principal payments. Also during 2015, we borrowed $41,287 from other related parties and made principal payments of $12,487. Additionally, we had certain downward adjustments of $1,489 to related party debt accounts resulting from the sale of Renegade Engine.

During the year ended December 31, 2015, we accrued $29,336 in interest and made $21,586 in interest payments to related parties.

Note 7. Business Combinations and Dispositions

Sale of R Urban Streetwear Pty Ltd

On March 26, 2015, we sold our subsidiary, R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark and engine operations. The effect on the financial statements was to reduce assets by US$248, reduce liabilities by US$151,811, increase the foreign exchange effect by $4,259, and to record a gain of $155,822 on the sale as follows:

Financial Statement Item	Financial Effect
Assets
Cash and equivalents	$248
Total assets	248

Liabilities
Accounts payable and accrued liabilities	(151,811)
Total current liabilities	(151,811)

Foreign exchange effect	(4,259)

Gain on sale of Novagen Pty Ltd to related party	$155,822

Because the sale was to a related party, we included the gain in Additional Paid in Capital.

Note 8. Income Taxes

At December 31, 2015 and 2014, the Company had deferred tax assets of approximately $805,246 and $698,396, respectively, principally arising from net operating loss carry-forwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2015 and 2014. The significant component of the deferred tax asset at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014

Deferred tax asset at 30%	$805,246	$698,396
Valuation allowance	(805,246)	(698,396)
Net deferred tax asset	$-	$-

At December 31, 2015 and 2014, the Company had net operating loss carry forwards of approximately $3,169,000 and $2,328,000, respectively, which will begin to expire in the year 2026.

Note 9. Commitments and Contingencies

Our principal facilities are located in Queensland, Australia, where we lease approximately 3,300 square feet of commercial space and 2,500 square feet of office space through our subsidiary, Novagen Pty Ltd. We pay approximately $2,300 per month which runs through July 1, 2018.

Payouts through the end of the lease are expected to be approximately $27,474 for both 2016 and 2017, and $13,737 for 2018.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2016, subject to available resources.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;
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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management's view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Position	Age	Term Period Served as Director/Officer

Micheal P. Nugent	CEO, President, CFO and a director	53	2011 to present

Noel Charles Mewett	Director	66	2013 to March 25, 2016

Garry Kinnaird	Director	62	2013 to present

Dr. Jon N. Leonard	Chairman	76	Appointed March 8, 2015

Kenneth R. Grohs	Director	65	Appointed March 8, 2015

Sonny Nugent	Director	29	Appointed March 8, 2015

Micheal Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent's technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

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

Noel Charles Mewett

Noel Charles Mewett has 40 years of business experience, having owned and operated numerous highly successful and profitable businesses in diverse market sectors. He holds a bachelor's degree in sales and marketing from Melbourne University in Melbourne, Australia, and has also studied architecture at Melbourne University.

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

Committees of the Board

All proceedings of our board of directors for the fiscal year ended December 31, 2015 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of December 31, 2015, information concerning ownership of the Company's securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class
Micheal Peter Nugent (1)	Common Stock	27,047,600	55.8%
Noel Charles Mewett	Common Stock	2,050,000	4.2%
Garry Kinnaird	Common Stock	500,000	1.0%
All directors and executive officers, as a group	Common Stock	29,597,600	61.0%
Twenty Second Trust (1)	Common Stock	27,047,600	60.4%

________________

(1)

By operation of Rule 16a-8 of the Exchange Act of 1934, as amended, the holding of 27,047,600 shares of the Company's common stock by Twenty Second Trust is attributable to Micheal Peter Nugent as Mr. Nugent's wife is the sole trustee of Twenty Second Trust.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2014 and 2015 was $30,000 and $30,000 respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit	Title

3.1	Amended Articles of Incorporation, Novagen Ingenium Inc
3.2	Amended and Restated Bylaws, Novagen Ingenium Inc
4.1	Form of Stock certificate, Novagen Ingenium Inc
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

________________

(1)	Previously included as an exhibit to the Registration Statement on Form S-1 filed August 27, 2010.

(2)	Previously included as an exhibit to the Annual Report on Form 10-K filed March 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN INGENIUM INC.

Date: June 6, 2016	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Chief Executive Officer, President
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Micheal P. Nugent	Chief Executive Officer, President and a director	June 6, 2016
Micheal P. Nugent

/s/ Dr. Jon Leonard	Director	June 6, 2016
Dr. Jon Leonard

/s/ Garry Kinnaird	Director	June 6, 2016
Garry Kinnaird

