Form 10-Q
period 2016-03-31
Novagen Ingenium Inc.
filed 2017-02-28
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of February 24, 2017, the issuer had 48,510,901 shares of common stock, $0.001 par value per share, issued and outstanding.

NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and equivalents	$3,973	$1,990
Other current assets	-	10,000
Total current assets	3,973	11,990

Property and equipment, net of accumulated depreciation of $1,048 and $0 at March 31, 2016 and December 31, 2015, respectively	11,535	-
Total non-current assets	11.535	-

TOTAL ASSETS	$15,508	$11,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$304,163	$229,607
Notes payable	586,274	531,741
Notes payable, related parties	494,037	413,259
Total current liabilities	1,384,474	1,174,607

TOTAL LIABILITIES	1,384,474	1,174,607

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 shares issued and outstanding at March 31, 2016 and December 31, 2015	4,852	4,852
Additional paid in capital	1,774,080	1,772,601
Accumulated other comprehensive gain (loss)	148,250	212,074
Common stock payable	17,550	17,550
Accumulated deficit	(3,313,698)	(3,169,154)
TOTAL STOCKHOLDERS' DEFICIT	(1,368,966)	(1,162,617)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,508	$11,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STAEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Sales	$-	$373
Cost of sales	-	1,081
Gross profit	-	(708)

OPERATING EXPENSES
General and administrative expenses	123,074	92,914
Depreciation, depletion and amortization	988	-
Total operating expenses	124,062	92,914

Loss from operations	(124,062)	(93,622)

OTHER INCOME/(EXPENSE)
Interest expense	(20,482)	(15,126)
Total other expense	(20,482)	(15,126)

Net loss	$(144,544)	$(108,748)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	(63,824)	65,385
Net comprehensive gain (loss)	$(208,368)	$(43,363)

Net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	48,510,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(144,544)	$(108,748)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	988	-
Imputed interest	2,019	1,412

Change in operating assets and liabilities:
Accounts receivable	-	3,286
Accrued interest	17,459	13,030
Prepaid expenses and other current assets	10,000	-
Accounts payable and accrued expenses	44,303	36,832
Net cash provided by / (used in) operations	(69,775)	(54,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(11,853)	-
Net cash used in investing activities	(11,853)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	25,266	39,305
Proceeds from related-party notes payable	58,914	23,799
Payments on related-party notes payable	(50)	(1,284)
Net cash provided by/(used in) financing activities	84,130	61,820

Effect of foreign exchange rates on cash and cash equivalents	(519)	(495)

Net change in cash and equivalents	1,983	7,137
Cash and equivalents, beginning of period	1,990	4,334
Cash and equivalents, end of period	$3,973	$11,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$758	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Gain on disposal of subsidiary with related party	$-	$155,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Nature of Business

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as "Novagen" and the "Company"), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Ingenium, Inc., and formed or acquired various subsidiaries which are in the business of engine design and development, precision engineering services and industrial services supply.

Novagen operates from leased premises situated at Arundel, Queensland, Australia for use as an office, workshop, prototype machine shop and engine assembly shop. Novagen also operates from shared premises situated at Ernest, Queensland, Australia for precision engineering services, CNC machining and production machining services. Further, Novagen operates administrative and office activities from shared leased offices located at Oro Valley, Arizona USA.

Engine Development

The reciprocating internal combustion engine has been in commercial operation for more than a century with many advances in technical operation resulting in numerous differentiated designs, including two stroke, four stroke, rotary, turbine, radial, in-line, v block, boxer, side valve and overhead engines. Over the past century, in-line and V-block engines have become the dominant configurations in non-aircraft commercial applications. Modern engines have seen the inclusion of radical technologies such as staggered crank shaft journals, piston coolers, complex computer electrical control systems and other advancements which are now mainstream features. Novagen is focused on new geometric configuration design engines. Novagen intends to develop engines based on disruptive innovative designs and technology that can be powered by gasoline, diesoline, biofuels, liquid petroleum gas, steam, permanent magnets and other alternative power sources.

The Novagen Y Engine;

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

The Renegade V-Twin Custom Motorcycle Engine;

On June 1, 2012 Novagen acquired all of the issued and outstanding shares of R Urban Streetwear Pty Ltd (formally Renegade Engine Company Pty Ltd) (Renegade). Renegade was in the business of design, manufacture and distribution of V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. On March 26, 2015, Novagen sold R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark, engine manufacturing design, development and manufacturing operations. Renegade Engine Company, a division of Novagen Precision Engineering Services Pty Ltd, designs, develops and manufactures high end custom motorcycle V Twin motorcycle engines. Renegade has supplied USA legendary custom motorcycle manufacturer, Jesse James with engines and parts in line with developing a branded Jesse James Renegade V-Twin engine. This work is ongoing.

Novagen Precision Engineering;

On April 22, 2013 Novagen acquired all of the plant, equipment and inventory of N.C. Precision Engineering Pty Ltd., a precision engineering business located in Ernest, Queensland, Australia. Novagen utilizes the plant and equipment, which is a full-service precision engineering and production manufacturing facility to develop prototype parts for the Novagen Y engine, new parts for the Renegade V-Twin custom motorcycle engine and other components including tooling as required.

Industrial Supply Services;

Novagen supplies industrial services such as specific vehicle supply, labor supply and engineering services on a commercial basis.

On September 18, 2015, the registrant and Roadships Holdings Inc, A Delaware corporation (Roadships”) entered into a share exchange agreement under which Novagen agreed to purchase from Roadships all of the issued and outstanding shares of Roadships.US, Inc. a Nevada company. Roadships.US, Inc. owns assets and intellectual property relating to transport and shipping.

From October 2015 through June 2016, Novagen supplied branded vehicles to Tautachrome, Inc. for a promotional tour of Universities in Australia.

From November 2016, Novagen has been supplying branded transport equipment to K Bees Transport, a division of Syndicated Transport and Trucking Pty Ltd.

On December 15, 2016 Novagen Precision Engineering Pty Ltd registered Novagen Truckfix as a trading name in Australia to carry out commercial work in the sales, service and repair of transport vehicles.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Commission on June 6, 2016. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $3,313,698, and a working capital deficit of $1,380,501 as of March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the three months ended March 31, 2016, we had borrowings from related parties of $58,914 and repaid $50 to related parties and accrued an additional $12,143 in interest.

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

Note 4 – Notes Payable

During the three months ended March 31, 2016, we borrowed AU$15,000 (US$10,828) on a previously-existing promissory note (on which we had a balance before this borrowing of AU$100,000 (US$72,831). That note bears interest at 5%, is callable by the maker at any time, and is convertible to common stock at $0.10 per share.

In addition, we borrowed AU$20,000 (US$14,438) from an unrelated party with whom we do not have a formal promissory note.

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

At December 31, 2015, we had $45,982 in unpaid interest to unrelated parties. During the three months ended March 31, 2016, we accrued an additional $6,074 in interest and paid none of the outstanding interest balances. At March 31, 2016, we adjusted the account to reflect the period end currency exchange rate and recorded an unrealized loss in that account of $4,687. At March 31, 2016, we have unpaid interest to unrelated parties of $56,743.

Note 5 – Stockholders’ Equity

We issued no common or preferred stock during the three months ended March 31, 2016.

For the three months ended March 31, 2016, we imputed $2,019 on several non-interest-bearing notes.

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

Overview

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as "Novagen" and the "Company"), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Ingenium, Inc., and formed or acquired various subsidiaries which are in the business of engine design and development, precision engineering services and industrial services supply.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2016 and 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three months ended March 31, 2016 and 2015

Revenues and cost of sales:

We had de minimis sales and cost of sales during the three months ended March 31, 2015 from our segment operating Traffic Control services which have since terminated. We had no such revenues or cost of revenues for the same period in 2016.

General and administrative expenses:

General and administrative expenses totaled $123,074 for the three months ended March 31, 2016 versus $92,914 for the same period in 2015 representing an increase of $30,160 or about 32%. Our costs of reporting compliance increased by about $61,000 while other areas of spending decreased by about $31,000.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization went from $0 for the three months ended March 31, 2015 to $988 owing to the inclusion of a vehicle purchased in January, 2016.

Interest expense:

Interest expense was $20,482 for the three months ended March 31, 2016 versus $15,126 for the same period in 2015 due to higher debt levels.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $63,824 for the three months ended March 31, 2016 and a positive $65,385 for the same period in 2015.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At March 31, 2016, we had negative working capital of $1,380,501 and negative cash flows from operations of $69,775 for the three months ended March 31, 2016. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company’s disclosure controls and procedures are not effective at March 31, 2016 or December 31, 2015. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVAGEN INGENIUM, INC.

Date: February 24, 2017	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Principal Executive Officer

Date: February 24, 2017	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Principal Financial Officer

