Form 10-Q
period 2016-09-30
Novagen Ingenium Inc.
filed 2017-04-05
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

NOVAGEN INGENIUM, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and equivalents	$3,770	$1,990
Other current assets	8,433	10,000
Total current assets	12,203	11,990

Property and equipment, net of accumulated depreciation of $3,147 and $0 at September 30, 2016 and December 31, 2015, respectively	9,440	-
Total non-current assets	9,440	-

TOTAL ASSETS	$21,643	$11,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$401,661	$229,607
Notes payable	625,561	531,741
Notes payable, related parties	519,498	413,259
Total current liabilities	1,546,720	1,174,607

TOTAL LIABILITIES	1,546,720	1,174,607

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,510,901 shares issued and outstanding at September 30, 2016 and December 31, 2015	4,852	4,852
Additional paid in capital	1,778,332	1,772,601
Accumulated other comprehensive gain (loss)	145,943	212,074
Common stock payable	17,550	17,550
Accumulated deficit	(3,471,754)	(3,169,154)
TOTAL STOCKHOLDERS' DEFICIT	(1,525,077)	(1,162,617)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,643	$11,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STAEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Sales	$-	$373	$-	$-
Cost of revenues	-	1,081	-	-
Gross profit	-	(708)	-	-

OPERATING EXPENSES
General and administrative expenses	233,531	192,534	48,566	50,686
Depreciation, depletion and amortization	3,068	-	1,092	-
Total operating expenses	236,599	192,534	49,658	50,686
Loss from operations	(236,599)	(193,242)	(49,658)	(50,686)

OTHER INCOME/(EXPENSE)
Interest expense	(66,001)	(45,992)	(15,475)	(14,667)
Total other expense	(66,001)	(45,992)	(15,475)	(14,667)
Net loss	$(302,600)	$(239,234)	$(65,133)	$(65,353)

OTHER COMPREHENSIVE INCOME/(LOSS)
Currency translation	(66,131)	152,626	(35,334)	94,695
Net comprehensive gain (loss)	$(368,731)	$(86,608)	$(100,467)	$29,342

Net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding, basic and fully diluted	48,510,901	48,510,901	48,510,901	48,510,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(302,600)	$(239,234)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,068	-
Imputed interest	6,271	4,486

Change in operating assets and liabilities:
Accounts receivable	-	3,184
Accrued interest	55,522	21,451
Prepaid expenses and other current assets	1,778	-
Accounts payable and accrued expenses	106,691	72,882
Net cash used in operations	(129,270)	(137,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(12,273)	-
Net cash used in investing activities	(12,273)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	62,082	62,753
Proceeds from related-party notes payable	84,225	78,443
Payments on related-party notes payable	(1,377)	(5,077)
Net cash provided by financing activities	144,930	136,119

Effect of foreign exchange rates on cash and cash equivalents	(1,607)	(2,200)

Net change in cash and equivalents	1,780	(3,312)
Cash and equivalents, beginning of period	1,990	4,334
Cash and equivalents, end of period	$3,770	$1,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$758	$22,163
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Gain on disposal of subsidiary with related party	$-	$155,822

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company incurred net losses from operations resulting in an accumulated deficit of $3,471,754, and a working capital deficit of $1,534,517 as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in search of additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

During the nine months ended September 30, 2016, we had borrowings from related parties of $84,225 and repaid $1,377 to related parties and accrued an additional $33,554 in interest.

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

Note 4 – Notes Payable

During the nine months ended September 30, 2016, we borrowed AU$46,000 (US$33,207) on a previously-existing promissory note (on which we had a balance these borrowings of AU$100,000 (US$72,831). That note bears interest at 5%, is callable by the maker at any time, and is convertible to common stock at $0.10 per share.

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

At December 31, 2015, we had $45,982 in unpaid interest to unrelated parties. During the nine months ended September 30, 2016, we accrued an additional $22,301 in interest and paid none of the outstanding interest balances. At September 30, 2016, we have unpaid interest to unrelated parties of $72,076.

Note 5 – Stockholders’ Equity

We issued no common or preferred stock during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, we imputed $6,271 on several non-interest-bearing notes.

Note 6 – Subsequent Events

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

Results of Operations

The following is a discussion and analysis of our results of operations for the nine months ended September 30, 2016 and 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Nine months ended September 30, 2016 and 2015

Revenues and cost of sales:

We had de minimis sales and cost of sales during the nine months ended September 30, 2015 from our segment operating Traffic Control services which have since terminated. We had no such revenues or cost of revenues for the same period in 2016.

General and administrative expenses:

General and administrative expenses totaled $233,531 for the nine months ended September 30, 2016 versus $192,534 for the same period in 2015 representing an increase of $40,997 or about 21%. Wages and costs of compliance increased during the current period.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization went from $0 for the nine months ended September 30, 2015 to $3,068 owing to the inclusion of a vehicle purchased in January, 2016.

Interest expense:

Interest expense was $66,001 for the nine months ended September 30, 2016 versus $45,992 for the same period in 2015 due to higher debt levels.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $66,131 for the nine months ended September 30, 2016 and a positive $152,626 for the same period in 2015.

Three months ended September 30, 2016 and 2015

Revenues and cost of sales:

We had no such revenues or cost of revenues for the three months ended September 30, 2016 nor 2015.

General and administrative expenses:

General and administrative expenses totaled $48,566 for the three months ended September 30, 2016 versus $50,686 for the same period in 2015 representing a small decrease.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization went from $0 for the three months ended September 30, 2015 to $1,092 owing to the inclusion of a vehicle purchased in January, 2016.

Interest expense:

Interest expense was $15,475 for the three months ended September 30, 2016 versus $14,667 for the same period in 2015 due to higher debt levels.

Currency translation and net comprehensive income:

The effect of translating the Australian dollar accounts into US dollar accounts was a negative $35,334 for the three months ended September 30, 2016 and a positive $94,695 for the same period in 2015.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from unrelated and related-party debt financing. At September 30, 2016, we had negative working capital of $1,534,517 and negative cash flows from operations of $129,840 for the nine months ended September 30, 2016. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable. We will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an ongoing effort to locate sources of additional funding, without which we will not be able to remain a viable entity. There are no assurances that we will be able to obtain adequate financing to fund our operations. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the President and Chief Executive Officer, the officer concluded that the Company’s disclosure controls and procedures are not effective at September 30, 2016 or December 31, 2015. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are not materially misstated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVAGEN INGENIUM, INC.

/s/ Micheal P. Nugent	April 5, 2017
Micheal P. Nugent Principal Executive Officer	Date

/s/ Micheal P. Nugent	April 5, 2017
Micheal P. Nugent Principal Financial Officer	Date

