Form 10-K
period 2016-12-31
Novagen Ingenium Inc.
filed 2018-04-17
CIK 1425173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file # 333-149617

NOVAGEN INGENIUM INC
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0471927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

3773 Howard Hughes Pkwy, STE 500S, Las Vegas, Nevada	89169-6014
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,513,064.

As of April 13, 2018 the Registrant had 54,710,901 shares of its Common Stock outstanding.

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

PART I

Item 1. Business

Overview

Novagen Ingenium Inc. (referred to herein collectively with its subsidiaries as “Novagen” and the “Company”), was incorporated in the State of Nevada, U.S.A., on June 22, 2005 under the name of Pickford Minerals, Inc. Since then, the Company has changed its name to Novagen Ingenium, Inc., and formed or acquired various subsidiaries which are in the business of engine design and development, precision engineering services and transport services supply.

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

On July 6, 2017 all of the issued and outstanding shares in Syndicated Transport & Trucking Pty Ltd were transferred to Novagen under a share swap agreement and Novagen took effective control and management of Syndicated Transport & Trucking Pty Ltd. The acquisition was approved by the board.

Syndicated Transport & Trucking Pty Ltd is an Australian transport company trading as “K Bees Transport” which primarily warehouses and delivers building products. One of the services provided is a “first to building site supply chain” for builder’s daily needs. Since acquiring Syndicated Transport & Trucking Novagen has begun the process of rebranding the transport operation to “Roadbees™ Transport” and as of January 1, 2018 all local and feeder operations will trade as “Roadbees™ Transport”.

Administration;

Novagen operates administrative office activities from leased premises in Arundel, Queensland, Australia and shared leased offices located at Oro Valley, Arizona USA.

Engine;

Novagen operates engine development activity from leased premises situated at Arundel, Queensland, Australia for use as a workshop, prototype machine shop and engine assembly shop. Novagen also operates engine development activities from shared premises situated at Ernest, Queensland, Australia for precision engineering services, CNC machining and production machining service.

Transport;

Novagen’s transport operations are conducted from leased and rented premises being;

Shared rented premises in Nambour, Queensland;

800 s/m rented warehouse in Murarrie, Queensland;

100 s/m shared warehouse in Arundel, Queensland;

1000 s/m leased warehouse in Lismore, New South Wales;

Power Crises

Many countries and cities are now faced with a real electrical power crisis after closing traditional power plants and commissioning “renewable” energy technologies that have failed to meet the power needs. Governments are now coining the phrase “reliable” energy production as they scramble to address public power needs.

The governments in South Australia and Victoria, along with many other global cities, are frantically installing diesel generators at a pace unseen before in an attempt to correct the power void. Further, the South Australian government has doubled down on their push for “renewable” electrical power and is currently installing batteries in the remote town of Jamestown with a cost of $400 million supplied by Tesla with a 100-day money back guarantee.

Novagen management sees these market driven developments as a positive for a renewed focus on engine development and new engine configuration technology.

Engine Development

The reciprocating internal combustion engine has been in commercial operation for more than a century with many advances in technical operation resulting in numerous differentiated designs, including two stroke, four stroke, radial, in-line, v block, boxer, side valve and overhead valve engines. Over the past century, in-line and V-block engines have become the dominant configurations in non-aircraft commercial applications.

Two stroke engines have become outdated due to environmental regulations and, yet they are still produced and used with modern technology additions.

Rotary engines have been around almost as long as reciprocating engines and after a prominent run in the late 70’s they are now in very limited production and use.

Turbine engines have been very successful and while the main use is in the modern jet liner sector, turbine engines are used in many applications from stationary power to marine.

Modern engines have seen the inclusion of radical technologies such as staggered crank shaft journals, piston coolers, complex computer electrical control systems and other advancements which are now mainstream features.

Novagen is focussed on new geometric configuration design engines under patent application. Novagen is developing engines based on disruptive innovative designs and technology that can be powered by gasoline, diesoline, biofuels, liquid petroleum gas, steam, permanent magnets and other alternative power sources.

The AmerYcan™ Engine (formally the Novagen Y Engine)

On July 5, 2012 Novagen acquired all the issued and outstanding shares of Y Engine Developments Pty Ltd., an Australian company, from Micheal Nugent, the President and CEO of Novagen. Y Engine Developments was the owner of all of the intellectual property, patentable rights, prototype models and associated machinery and parts of the opposing piston, divaricate cylinder Y engine (The AmerYcan™ Engine).

On October 14, 2012, Novagen filed for patent protection of the Novagen Y-Engine with the United States Patent and Trade Mark Office. On November 2, 2012, Novagen filed an updated patent application and is currently preparing the utility patent application, which is ongoing.

The AmerYcan™ opposing piston, divaricate cylinder engine (patent pending) under development is a new design engine configuration that utilizes opposing pistons and three angled cylinders at 120ºdriving into 180º staggered crank journals.

On June 15, 2017 Novagen applied for the trade mark “AmerYcan™” which was accepted on October 30, 2017. It is the intention of Novagen to change the name of the Novagen Y Engine to the AmerYcan™ Engine from that date forward. On January 10, 2018, the certificate of trademark registration was issued in Australia.

Transport

On September 18, 2015 Novagen acquired Roadships.US, Inc. from Tautachrome, Inc. under a share exchange agreement. The acquisition was approved by the board.

Roadships.Us Inc. is in the business of ship design and development, intermodal transport infrastructure development and the creation of Blue Water Highways.

On June 19, 2017 Novagen Ingenium Inc. entered into an Agreement for the Sale and Purchase of Shares under which the shareholders of Syndicated Transport & Trucking Pty agreed to sell all of the issued and outstanding shares of Syndicated Transport & Trucking Pty Ltd to Novagen in exchange for 6,000,000 shares of Novagen common stock at a deemed price of AUD$0.14 per share. The total value of the shares in Syndicated Transport & Trucking Pty Ltd was determined to be AUD$840,000.00.

On July 6, 2017 we issued six million common shares to acquire all of the issued and outstanding shares of Syndicated Transport & Trucking Pty Ltd (“Syndicated”).  The Syndicated shares were transferred to Novagen under a share swap agreement and Novagen took effective control and management of Syndicated Transport & Trucking Pty Ltd. The acquisition was approved by the board.

Syndicated Transport & Trucking Pty Ltd is an Australian transport company trading as “K Bees Transport” which primarily warehouses and delivers building products. One of the services provided is a “first to building site supply chain” for builder’s daily needs. Since acquiring Syndicated Transport & Trucking Novagen has begun the process of rebranding the transport operation to “Roadbees™ Transport” and as of January 1, 2018 all local and feeder operations will trade as “Roadbees™ Transport”.

As of the date of this document, Novagen Ingenium Inc. has not issued the 6,000,000 common shares to the shareholders of Syndicated Transport & Trucking Pty Ltd.

On August 28, 2017 Novagen entered into an Operating Agreement for the Acquisition of Transport Assets with Datspares-Toyaparts Pty Ltd. (Datspares). On execution of the Agreement by the parties it was agreed by them that Datspares and the Roadbees Transport shall begin joint operations in transport and warehousing under the trading name of Roadbees Transport on 1st September 2017 at a pace comfortable with the merge of both operations and upon the terms and conditions set out in the Agreement. The start date was amended to November 1, 2017. On March 6, 2018, the Board of Directors terminated the Operating Agreement for the Acquisition of Transport Assets with Datspares-Toyaparts.

Novagen Precision Engineering Services

On April 22, 2013 Novagen acquired all of the plant, equipment and inventory of N.C. Precision Engineering Pty Ltd., a precision engineering business located in Ernest, Queensland, Australia.

Novagen utilizes the plant and equipment, which is a full-service precision engineering and production manufacturing facility to develop prototype parts for the Novagen Y engine.

Novagen Finance & Leasing Pty Ltd (formally Novagen Finance)

Novagen Finance & Leasing owns freehold rolling stock for transport in Australia which consists of;

7 promotional vehicles,

5 administration vehicles,

4 small commercial vehicles,

10 rigid trucks,

4 commercial trailers,

3 forklifts.

Further, Novagen Finance & Leasing operates a small vehicle repair and maintenance facility at Arundel and, on January 1, 2018, we opened a commercial vehicle report business under the brand “Amerycan Truckfix”, in leased premises at Murrarie, Queensland, Australia.

Products and Services

From time to time, Novagen supplies industrial services such as specific vehicle supply, labor supply and engineering services on a commercial basis.

Design and Development

Company management believes the design and development in new generation engine configuration as an original equipment manufacturer places the company at the forefront of possible commercial success where possible.

Sales and Marketing

Engine;

We will conduct ongoing marketing activities to promote Novagen and AmerYcan™ brands to our customer base and to the general public. Our marketing and promotional efforts will include attending trade shows, obtaining publication of articles on our company and its products in industry magazines and other publications available to the general public.

Transport:

We will conduct ongoing marketing activities to promote Roadships™ and Roadbees™ brands to our customer base and to the general public. Our marketing and promotional efforts will include attending trade shows, obtaining publication of articles on our company and its products in industry magazines and other publications available to the general public.

Manufacturing and Suppliers

Our manufacturing operations consist of in-house production of components, parts and custom modifications. Supply of other components, materials and parts are sourced via standard commercial trading terms.

Competition

Engine Development:

Novagen Ingenium, Inc. is specifically focused on new geometric engine configuration with specific focus on opposing piston engines.

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

Ecomotors which was described as an American company developing and commercializing an opposed-piston opposed-cylinder engine for use in cars, light trucks, commercial vehicles, aerospace and marine which was backed by Microsoft founder Mr. Bill Gates and his associates.

In 2015, after successful proof of concept and scientific running of the OPOC engine, Ecomotors entered into manufacturing and other agreements with Zongding Power in China and as of the publication of this document, Ecomotors has removed its website and no further information about Ecomotors is available.

Transport:

Transport and warehousing is highly competitive, and our competitors have substantially greater financial, personnel, development, marketing and other resources than us. There is no specific main competitor as the transport industry operates under fragmented market conditions at the level of operations currently occupied by Novagen and its operating subsidiaries.

In Australia there is a market shift with smaller operators being able to expand due to the larger companies such as Toll Holdings Limited having been acquired by Japan Post. This and other market conditions has excited the emerging transport company sector dramatically.

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

On October 14, 2012, we filed for patent protection of the Novagen Y-Engine with the United States Patent and Trademark Office. On November 2, 2012, we filed an updated patent application and are currently preparing the utility patent application, which is ongoing.

Novagen has assembled a Patent development team to assist in securing patentable rights.

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

Our wholly owned subsidiary Novagen Finance & Leasing Pty Ltd holds a registered trademark for Roadbees™ in connection with warehousing transport services.

Our wholly owned subsidiary Roadships.US, Inc. holds the trademark Roadships™ and Roadships logo in connection with intermodal shipping, warehouse and transport services.

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

Facilities

Our principal facilities are located in Queensland, Australia, where we lease approximately 3,300 square feet of commercial space and 2,500 square feet of office space through our subsidiary, Novagen Precision Engineering Pty Ltd. We pay approximately $2,300 per month which runs through July 1, 2018.

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

Quarter Ended	High	Low
December 31, 2016	$0.220	$0.020
September 30, 2016	0.081	0.070
June 30, 2016	0.070	0.060
March 31, 2016	0.085	0.060
December 31, 2015	0.085	0.077
September 30, 2015	0.090	0.071
June 30, 2015	0.080	0.040
March 31, 2015	0.110	0.050

Holders

On March 19, 2018, we had 53 registered holders of our common stock and 48,710,901 shares of common stock issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Convertible Securities

At December 31, 2016 and 2015, we had several convertible debt instruments outstanding, the principal of which can be converted into a maximum of 3,840,000 and 3,280,000 shares of common stock, respectively. As the date of this report, none of the debt had been converted into common stock.

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

As a result of the foregoing, our auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2016.

Results of Operations

We recorded a net comprehensive loss of $427,431 for the twelve months ended December 31, 2016, compared with a net comprehensive loss of $243,359 for the twelve months ended December 31, 2015 for the reasons enumerated in the following paragraphs.

During the current year, we recorded $14,938 of revenues with no corresponding cost of sales, resulting in a gross margin of $14,938. In the previous year, we recorded $357 of revenues, with offsetting cost of sales of $1,032 resulting in a gross net loss of $675.

Total general and administrative expenses were up from $291,569 in 2015 to $364,372 in 2016, mostly due to stock-based compensation.

We had $3,964 in depreciation on our motor vehicle in the current year. We had no such depreciation in 2015.

Interest expense increased from $63,923 during the year ended December 31, 2015 to $87,567 during 2016 owing to higher interest-bearing debt levels.

Finally, we had currency translation gains of $13,534 in the current year versus $112,808 in the previous year.

Liquidity and Capital Reserves

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At December 31, 2016 our total liabilities amounted to $1,531,388 compared with $1,174,607 at December 31, 2015 and our working capital deficit was $1,519,830 and $1,162,617 as of December 31, 2016 and 2015, respectively.

Cash used in operations for the years ended December 31, 2016 and 2015 was $113,402 and $280,404, respectively. Cash flows provided from financing activities were $79,787 and $278,425, respectively for those periods.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements

FINANCIAL STATEMENTS

NOVAGEN INGENIUM, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Novagen Ingenium Inc.

Oro Valley, Arizona

We have audited the accompanying consolidated balance sheets of Novagen Ingenium Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Novagen Ingenium, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2018

NOVAGEN INGENIUM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$41	$1,990
Restricted cash	3,595	-
Other current assets	7,922	10,000
Total current assets	11,558	11,990

Property and equipment, net of accumulated depreciation of $3,941 and $0 at December 31, 2016 and 2015, respectively	7,883	-
Total non-current assets	7,883	-

TOTAL ASSETS	$19,441	$11,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	$420,425	$229,607
Notes payable	587,642	531,741
Notes payable, related parties	523,321	413,259
Total current liabilities	1,531,388	1,174,607

TOTAL LIABILITIES	1,531,388	1,174,607

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100 million shares authorized, 48,710,901 and 48,510,901 shares issued and outstanding at December 31, 2016 and 2015, respectively	4,872	4,852
Additional paid in capital	1,850,142	1,772,061
Accumulated other comprehensive gain (loss)	225,608	212,074
Common stock payable	17,550	17,550
Accumulated deficit	(3,610,119)	(3,169,154)
TOTAL STOCKHOLDERS' DEFICIT	(1,511,947)	(1,162,617)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,441	$11,990

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
REVENUES
Sales	$14,938	$357
Cost of revenues	-	1,032
Gross profit (loss)	14,938	(675)

OPERATING EXPENSES
General and administrative expenses	364,372	291,569
Depreciation expense	3,964	-
Total operating expenses	368,336	291,569

Loss from operations	(353,398)	(292,244)

OTHER (EXPENSE)
Interest expense	(87,567)	(63,923)
Total other expense	(87,567)	(63,923)

Net loss	$(440,965)	$(356,167)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	13,534	112,808
Net comprehensive loss	$(427,431)	$(243,359)

Net loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding, basic and fully diluted	48,710,901	48,510,901

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Common Stock	Accumulated	Total Stockholder
	Shares	Par Value	Capital	Gain / (Loss)	Payable	Deficit	Deficit

Balance, December 31, 2014	48,510,901	4,852	1,617,115	99,266	17,550	(2,812,987)	(1,074,204)

Imputed interest			6,144				6,144
Sale of subsidiary to related party			148,802			-	148,802
Unrealized currency gains				112,808			112,808
Net loss						(356,167)	(356,167)
Balance, December 31, 2015	48,510,901	4,852	1,772,061	212,074	17,550	(3,169,154)	(1,162,617)

Imputed interest			8,101				8,101
Shares issued for services	200,000	20	69,980				70,000
Unrealized currency losses				13,534			13,534
Net loss						(440,965)	(440,965)
Balance, December 31, 2016	48,710,901	$4,872	$1,850,142	$225,608	$17,550	$(3,610,119)	$(1,511,947)

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(440,965)	$(356,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	70,000	-
Depreciation expense	3,964	-
Imputed interest	8,101	6,144

Change in operating assets and liabilities:
Accounts receivable	-	3,138
Accrued interest	75,616	38,017
Prepaid expenses and other current assets	2,033	(10,000)
Accounts payable and accrued expenses	167,849	38,464
Net cash used in operations	(113,402)	(280,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(11,891)	-
Restricted cash	(3,595)	-
Net cash used in investing activities	(15,486)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	62,284	60,054
Proceeds from related-party notes payable	18,953	231,631
Payments on related-party notes payable	(1,450)	(13,260)
Net cash provided by financing activities	79,787	278,425

Effect of foreign exchange rates on cash and cash equivalents	47,152	(365)

Net change in cash and equivalents	(1,949)	(2,344)
Cash and equivalents, beginning of period	1,990	4,334
Cash and equivalents, end of period	$41	$1,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$758	$22,163
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Reclassification of notes payable to related party	$-	$-
Gain on sale of subsidiary to related party credited to Additional Paid in Capital	$-	$148,802
Expenses paid by related party	$97,280	$-

The accompanying notes are an integral part of these consolidated financial statements

NOVAGEN INGENIUM INC.

Notes to Consolidated Financial Statements

Note 1. Organization, Description of Business and Significant Accounting Policies

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

On June 25, 2012 the Company acquired R Urban Streetwear Pty Ltd. (formally Renegade Streetwear Pty Ltd, “Renegade”), under the laws of Australia as a wholly owned operating subsidiary. Prior to the acquisition of Renegade Streetwear Pty Ltd the Company was a shell company. After acquiring Renegade, the Company’s name was changed to Renegade Engine Company, Pty Ltd. At the time of the acquisition, Renegade was in the business of designing, manufacturing and distributing V-Twin engines, custom motorcycles and related urban clothing under the Renegade brand. Renegade operated from leased premises situated at Helensvale, Queensland for use as a workshop, prototype machine shop and engine assembly shop. In late 2013, Renegade abandoned its custom motorcycle business and now concentrates on development of the Renegade V-Twin engine line as its core business. On March 26, 2015, Novagen sold R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark, engine manufacturing design, development and manufacturing operations.

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

On July 6, 2017, the Company acquired all of the issued and outstanding shares in Syndicated Transport & Trucking Pty Ltd under a share swap agreement and Novagen took effective control and management of Syndicated Transport & Trucking Pty Ltd. Syndicated Transport & Trucking Pty Ltd is an Australian transport company trading as “K Bees Transport” which primarily warehouses and delivers building products. One of the services provided is a “first to building site supply chain” for builder’s daily needs. Since acquiring Syndicated Transport & Trucking Novagen has begun the process of rebranding the transport operation to “Roadbees™ Transport” and as of January 1, 2018 all local and feeder operations will trade as “Roadbees™ Transport”.

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

Revenue Recognition

Revenue from the sale of goods is recognised by the company in accordance with Accounting Standards Codification “(ASC”) 606, when all the following conditions have been satisfied:

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

Restricted Cash

The Company considers all money that is reserved for a specific purpose and therefore not immediately available for general use as restricted cash. At December 31, 2016, we had $3,595 held in Trust by a Canadian attorney who acted as our agent in Canada.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from two to ten years.

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

Foreign Currency Translations

Novagen maintains its accounting records in US Dollars. The Company’s subsidiaries are located and operating outside of the United States of America and they maintain their accounting records in Australian Dollars which is determined to be their functional currency. For reporting purposes the Company reports its financial information in US Dollars.

Transactions in a currency other than the functional currency are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of operations and comprehensive loss.

Assets and liabilities of the Australian subsidiaries of the Company are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as other comprehensive gain (loss) in the consolidated balance sheets.

The following table provides the exchange rates used to translate the balances in the accounts from Australian Dollars to US Dollars:

		Australian Dollar / US Dollar
Item	Rate Used	2016	2015
Assets and liabilities	Year-end	0.7202	0.7284
Revenues and expenses	Average	0.7242	0.7507

Fair Value of Financial Instruments

Fair value is an estimate of the exit price, representing the amount that would be received to, sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under generally accepted accounting principles provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3: Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued liabilities and notes payable approximate fair value due to the short term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

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

Comprehensive Loss

The Company adopted ASC 220, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its consolidated statements of changes in stockholders' deficit and its consolidated statements of operations and comprehensive loss. The Company’s comprehensive loss consists of net losses for the year and foreign currency translation adjustments.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2016 and 2015, the basic loss per share was equal to diluted loss per share as there were no dilutive instruments.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's financial position or results of operations.

Note 2. Going Concern

The Company has an accumulated deficit of $3,610,119 at December 31, 2016, and does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Notes Payable

Borrowings from related parties

During the year ended December 31, 2015, we received $231,631 in loan proceeds from related parties and made principal payments to related parties of $13,260 . Additionally, we had certain other downward adjustments totaling $1,489 to the related party debt accounts arising from the sale of Renegade Engine Company.

At December 31, 2015, we reduced the US Dollar equivalent of our Australian related-party debts from $397,268 to 367,483 due to changes in exchange rates from the strengthening US Dollar.

During the year ended December 31, 2016, we received $18,953 in loan proceeds from related parties and made principal payments to related parties of $1,450. Furthermore $97,280 of expenses were paid on behalf of the Company by related parties.

As of December 31, 2016 and 2015, loans payable to related parties amounted to $523,321 and $413,259. These loans are unsecured, subject to annual interest rates ranging from 0% to 10%, and are payable on demand.

Borrowings from third parties

2015 Activity

During the year ended December 31, 2015, we borrowed $60,054, (“the 2015 Third-Party Borrowings”) and made no principal payments on these debts.

Of the 2015 Third-Party Borrowings:

We issued a promissory note on April 2, 2015 for $7,507 which is callable by the maker at any time, and which bears interest at 4% (10% on matured, unpaid amounts). The note may be converted at any time at AU$0.25 per share (which, at December 31, 2015, was equal to about US$0.182). We paid no interest or principal on this note during 2015, but accrued interest of $270.

During the year ended December 31, 2015, we borrowed an additional $37,534 on an already-existing promissory note on which we had previously borrowed during 2013. We applied the same terms to the new borrowing as existed on that obtained in 2013: callable at any time, interest at 5% (10% on matured, unpaid amounts) and convertible at AU$0.10 (about US$0.073 at December 31, 2015). We accrued $4,082 on this entire promissory note during the year ended December 31, 2015 and made no interest or principal payments.

Lastly, on June 29, 2015, we borrowed $15,013 on which no promissory note was issued. We imputed $901 in interest expense for the year ended December 31, 2015, increasing Additional Paid in Capital by that amount.

2016 Activity

During the year ended December 31, 2016, we borrowed $33,314 on a previously-existing promissory note (on which we had a balance these borrowings of $72,831. That note bears interest at 5%, is callable by the maker at any time, and is convertible to common stock at $0.10 per share.

In addition, we borrowed US$14,485 from an unrelated party with whom we do not have a formal promissory note.

In addition, on May 20, 2016, we borrowed $14,485 and issued a new convertible promissory note. That note bears interest at 5%, is callable by the maker at any time, and is convertible to common stock at AU$0.10 per share.

At December 31, 2016, we had $75,874 in unpaid interest to unrelated parties. During the year ended December 31, 2016, we accrued an additional $30,585 in interest and paid none of the outstanding interest balances.

All outstanding notes payable with third parties are unsecured and are payable on demand.

The Company evaluated the terms of the above third-party and related-party notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying embedded conversion feature is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that no beneficial conversion feature exists.

Note 4. Capital Stock

Preferred stock

The Company has 50,000,000 shares of preferred stock authorized and none issued.

Common stock

The Company has 100,000,000 shares of common stock authorized.

In October, 2012, we issued 200,000 common shares to acquire all of the issued and outstanding shares of Omanson Precision Engineering, Inc. This acquisition was never consummated and since 2012, management endeavored to recover these shares. During the year ended December 31, 2016, management deemed these shares unrecoverable. The shares were therefore recorded as issued and outstanding, establishing their value as of the date of the Omanson agreement, and recorded stock-based compensation of $70,000.

Imputed Interest

During the years ended December 31, 2016 and 2015, we imputed $8,101 and $6,144, respectively, on certain debts which were not evidenced by an interest-bearing promissory note.

Note 5. Related Party Transactions

All transactions referenced in this note represent transactions between the Company and officers and directors of the Company except for references to foreign exchange adjustments.

During the year ended December 31, 2015, we borrowed $190,344 from the 22nd Trust, the Trustee of whom is Sonny Nugent, the son of our Current Board Chairman and Chief Executive Officer, and made $773 in principal payments. Also during 2015, we borrowed $41,287 from other related parties and made principal payments of $12,487. Additionally, we had certain downward adjustments of $1,489 to related party debt accounts resulting from the sale of Renegade Engine.

During the year ended December 31, 2015, we accrued $29,336 in interest and made $21,586 in interest payments to related parties.

During the year ended December 31, 2016, we received $18,953 in loan proceeds from related parties and made principal payments to related parties of $1,450. Related parties also paid expenses on behalf of the company amounting to $97,280.

During the year ended December 31, 2016, we accrued $45,789 in interest and made $758 in interest payments to related parties.

During the year ended December 31, 2016, we made sales of $4,938 to Syndicated Transport which is controlled by Ashley and Sonny Nugent, the sons of our Chief Executive Officer and Brad Grohs, the son of a Director.

Note 6. Business Combinations and Dispositions

Sale of R Urban Streetwear Pty Ltd

On March 26, 2015, we sold our subsidiary, R Urban Streetwear Pty Ltd. to a related party for AU$1, but retained the Renegade trademark and engine operations. The effect on the financial statements was to reduce assets by US$248, reduce liabilities by US$151,811, increase the foreign exchange effect by $4,259, and to record a gain of $155,822 on the sale as follows:

Financial Statement Item	Financial Effect
Assets
Cash and equivalents	$248
Total assets	248

Liabilities
Accounts payable and accrued liabilities	(151,811)
Total current liabilities	(151,811)

Foreign exchange effect	2,761
Gain on sale of Novagen Pty Ltd to related party	$148,802

Because the sale was to a related party, we included the gain in Additional Paid in Capital.

Note 7. Income Taxes

The Company recognizes deferred tax assets and liabilities using the asset and liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses from prior years. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. At December 31, 2016 and 2015, the Company had federal and state net operating loss carry forwards, which are available to offset future taxable income of $3,055,200 and $3,169,000. The Company’s NOL carryforwards can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss. These NOL carryforwards begin to expire in 2026. No provision was made for federal income taxes as the Company has significant NOLs. All of the Company's income tax years remained open for examination by taxing authorities. The significant component of the deferred tax asset at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015

Deferred tax asset at 30%	$916,536	$805,246
Valuation allowance	(916,536)	(805,246)
Net deferred tax asset	$-	$-

At December 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $3,055,200 and $3,169,000, respectively, which will begin to expire in the year 2026.

The Company has not filed any tax returns since inception.

Note 8. Commitments and Contingencies

Our principal facilities are located in Queensland, Australia, where we lease approximately 3,300 square feet of commercial space and 2,500 square feet of office space through our subsidiary, Novagen Precision Engineering Pty Ltd. We pay approximately $5,100 per month.

Payouts through the end of the leases are as follows:

Year	Amount
2015	$13,737
2016	41,398
2017	33,722
2018	33,722
2019	33,722
2020	33,722
2021	16,861
206,884

Note 9. Subsequent Events

On June 19, 2017, we entered into an agreement with Syndicated Transport and Trucking Pty Ltd (“Syndicated”), a company based in Queensland, Australia in which we acquired all of the issued and outstanding shares of Syndicated in exchange for six million shares of Company common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2017, subject to available resources.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Insufficient Control over Information Technology. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

Lack of Segregation of Duties. The Company does not have sufficient employees to adequately ensure a segregation of duties.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Position	Age	Term Period Served as Director/Officer

Micheal P. Nugent	CEO, President, CFO and a director	53	2011 to present

Noel Charles Mewett	Director	66	2013 to March 25, 2016

Garry Kinnaird	Director	62	2013 to present

Dr. Jon N. Leonard	Chairman	76	March, 2015 to November 2016

Kenneth R. Grohs	Director	65	March, 2015 to present

Sonny Nugent	Director	29	March, 2015 to present

Micheal Nugent

Micheal P. Nugent has held senior executive positions and directorships with public and private companies in the United States and Australia since 1995. He is a certified diesel fitter in Australia. Mr. Nugent’s technical and corporate experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Nugent has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

CEO	2011	2013	Loadstone Motor Corporation Pty Ltd.	engine development and manufacture
director, CEO	2009	2016	Tautachrome, Inc.	Computer technology
director, CEO	2008	2013	Nugent Aerospace, Inc.	non-operating
director, CEO	2008	2013	Fire From Ice, Inc.	non-operating
CEO	2006	2013	Adbax Truckside Management Pty Ltd.	transport industry service provider
CEO	2003	2013	Cycclone Magnetic Engines, Inc.	engine development
director	2001	2013	Roadships Australia Pty Ltd.	transportation logistics
director	2001	2013	Bronzelink Pty Ltd.	holding company

Noel Charles Mewett

Noel Charles Mewett has 40 years of business experience, having owned and operated numerous highly successful and profitable businesses in diverse market sectors. He holds a bachelor’s degree in sales and marketing from Melbourne University in Melbourne, Australia, and has also studied architecture at Melbourne University.

Mr. Mewett resigned his position as Chairman on March 25, 2016.

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

Sonny Nugent

Sonny Nugent is the managing director of Syndicated Transport & Trucking Pty Ltd., a wholly-owned subsidiary of the Registrant, he is also a director of Novagen Finance & Leasing Pty Ltd. and Novagen Precision Engineering Pty Ltd, each a wholly-owned subsidiary of the Registrant. Since 2013, Mr. Nugent has been a director of Fire From Ice Films Pty Ltd., an Australian film production company. From 2011 to 2012, Mr. Nugent was employed as a foreman by BC Platinum Construction Pty Ltd., an Australian construction company.

Sonny Nugent is the son of Micheal Nugent and Tamara Nugent. Micheal Nugent is the President, Chief Executive Officer, Chief Financial Officer and a director of the Registrant. Sonny is the sole trustee for Twenty Second Trust, the controlling shareholder of the Registrant.

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

Committees of the Board

All proceedings of our board of directors for the fiscal year ended December 31, 2016 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Novagen does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of December 31, 2016, information concerning ownership of the Company’s securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class
Sonny Nugent (1)	Common Stock	28,699,600	59.2%
Micheal Peter Nugent	Common Stock	1	0.0%
Garry Kinnaird	Common Stock	500,000	1.0%
Ken Grohs	Common Stock	3,110,500	6.4%
All Officers and Directors as a Group		32,310,101	66.6%

____________

(1)	By operation of Rule 16a-8 of the Exchange Act of 1934, as amended, the holding of 28,699,600 shares of the Company’s common stock by Twenty Second Trust is attributable to Sonny Nugent as Sonny Nugent is the sole trustee of Twenty Second Trust.

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

See Note 5 to the financial statements.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2015 and 2016 was $30,000 and $19,975 respectively.

PART IV

ITEM 15. EXHIBITS

Exhibit	Title

3.1	Amended Articles of Incorporation, Novagen Ingenium Inc
3.2	Amended and Restated Bylaws, Novagen Ingenium Inc
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

(1)	Previously included as an exhibit to the Registration Statement on Form S-1 filed August 27, 2010.

(2)	Previously included as an exhibit to the Annual Report on Form 10-K filed March 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGEN INGENIUM INC.

Date: April 17, 2018	By:	/s/ Micheal P. Nugent
Micheal P. Nugent
Chief Executive Officer, President,
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Micheal P. Nugent	Chief Executive Officer, President and a Director	April 17, 2018
Micheal P. Nugent

/s/ Garry Kinnaird	Director	April 17, 2018
Garry Kinnaird

